Form 10-Q
period 2009-07-31
Mobieyes Software, Inc.
filed 2009-09-14
CIK 1456993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2009

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,000,000 shares of common stock are issued and outstanding as of September 10, 2009.

                                TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at July 31, 2009 (unaudited) and January 31, 2009 ..   4

         Statements of Operations ..........................................   5

         Statements of Stockholders' Equity (Deficiency) ...................   6

         Statements of Cash Flows ..........................................   7

         Notes to Financial Statements (unaudited) .........................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. ..........................................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......   9

Item 4T. Controls and Procedures. ..........................................  10

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  12

Item 1A. Risk Factors. .....................................................  12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  12

Item 3.  Defaults Upon Senior Securities. ..................................  12

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  12

Item 5.  Other Information. ................................................  12

Item 6.  Exhibits. .........................................................  12

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             Mobieyes Software, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                        JULY 31,       AS OF
                                                          2009       JANUARY 31,
                                                        UNAUDITED       2009
                                                       -----------   -----------

CURRENT ASSETS
  Cash and cash equivalents ......................       $ 1,137       $ 7,600
                                                         -------       -------
    Total current assets .........................         1,137         7,600
                                                         -------       -------

TOTAL ASSETS .....................................       $ 1,137       $ 7,600
                                                         =======       =======

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

CURRENT LIABILITIES
    Loan from Officer ............................             -           100
    Accounts Payable and Accrued Liabilities .....         1,657             -
                                                         -------       -------

    Total liabilities ............................         1,657           100
                                                         -------       -------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock
  Authorized:
    250,000,000 common shares, $0.0001 par value
  Issued and outstanding shares:
    12,000,000 ...................................       $ 1,200       $ 1,200
  Additional paid-in capital .....................         6,379         6,379
  Deficit accumulated during the development stage        (8,099)          (79)
                                                         -------       -------
  Total Stockholders' Equity (Deficiency) ........         (520)         7,500
                                                         -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......       $ 1,137       $ 7,600
                                                         =======       =======

   The accompanying notes are an integral part of these financial statements.

                              Mobieyes Software, Inc.
                           (A Development Stage Company)
                              Statements of Operations
                                                                     FOR THE PERIOD
                                              THREE         SIX      FROM INCEPTION
                                             MONTHS       MONTHS       JANUARY 15,
                                              ENDED        ENDED         2009 TO
                                             JULY 31,     JULY 31,       JULY 31,
                                              2009         2009           2009
                                           -----------  -----------  --------------
REVENUES ................................  $         0  $         0    $         0
                                           -----------  -----------    -----------

EXPENSES
  General & Administrative ..............  $     4,520        8,020          8,099
                                           -----------  -----------    -----------


Loss Before Income Taxes ................  $     4,500        8,020          8,099
                                           -----------  -----------    -----------

Provision for Income Taxes ..............            0            0              0
                                           -----------  -----------    -----------

Net Loss ................................  $     4,520  $     8,020    $     8,099
                                           ===========  ===========    ===========

PER SHARE DATA:
                                                     0            0              0
  Basic and diluted loss per common share  ===========  ===========    ===========

  Average Common shares outstanding .....   12,000,000   12,000,000     12,000,000
                                           ===========  ===========    ===========

     The accompanying notes are an integral part of these financial statements.

                                         5

                                        Mobieyes Software, Inc.
                                     (A Development Stage Company)
                            Statements of Stockholders' Equity (Deficiency)
                                                                                DEFICIT
                                                                              ACCUMULATED
                                            COMMON STOCK         ADDITIONAL   DURING THE
                                       -----------------------    PAID-IN     DEVELOPMENT
                                         SHARES       AMOUNT      CAPITAL       STAGE          TOTAL
                                       ----------   ----------   ----------   -----------   -----------
Inception - January 15, 2009 .......            -   $        -   $        -   $        -    $        -

  Common shares issued to Founder
   for cash at $0.000625 per share
   (par value $0.0001) on
   January 15, 2009 ................   12,000,000        1,200        6,300            -         7,500

         Contributed Capital .......            -            -           79            -            79

  Loss for the period from inception
   on January 15, 2009 to
   January 31, 2009 ................            -            -            -          (79)          (79)
                                       ----------   ----------   ----------   ----------    ----------

Balance - January 31, 2009 (audited)   12,000,000        1,200        6,379          (79)        7,500
                                       ----------   ----------   ----------   ----------    ----------

Loss for the period ending
  April 30, 2009 ...................            -            -            -       (3,500)       (3,500)
                                       ----------   ----------   ----------   ----------    ----------

Balance - April 30, 2009 ...........   12,000,000        1,200        6,379       (3,579)        4,000
                                       ----------   ----------   ----------   ----------    ----------

Loss for the period ending
 July 31, 2009 .....................            -            -            -       (4,520)       (4,520)
                                       ----------   ----------   ----------   ----------    ----------

Balance July 31, 2009 ..............   12,000,000        1,200        6,379       (8,099)         (520)
                                       ==========   ==========   ==========   ==========    ===========

               The accompanying notes are an integral part of these financial statements.

                                                   6

                                   Mobieyes Software, Inc.
                                (A Development Stage Company)
                                  Statements of Cash Flows
                                                                              FOR THE PERIOD
                                                      THREE         SIX      FROM INCEPTION
                                                     MONTHS       MONTHS       JANUARY 15,
                                                      ENDED        ENDED         2009 TO
                                                     JULY 31,     JULY 31,       JULY 31,
                                                      2009         2009           2009
                                                   -----------  -----------  ---------------
OPERATING ACTIVITIES

Loss for the period .............................  $   (4,520)  $   (8,020)    $    (8,099)

Changes in Operating Assets and Liabilities:
  (Increase) decrease in prepaid expenses .......            -            -              -
  Increase (decrease) in accounts payable .......        1,657        1,657          1,657
  Increase (decrease) in accrued liabilities ....            -            -              -
  Increase in short-term note payable (leasehold)            -            -              -

Net cash used in operating activities ...........       (2,863)      (6,363)        (6,442)
                                                   -----------  -----------    -----------

INVESTING ACTIVITIES

  Net cash used in investing activities .........            -            -              -
                                                   -----------  -----------    -----------

FINANCING ACTIVITIES

  Contributions from founder                                 -            -             79
  Proceeds from related party payable ...........            -            -            100
  Repayment of related party payable ............            -         (100)          (100)
  Common stock issued for cash ..................            -            -          7,500
                                                   -----------  -----------    -----------
  Net cash provided by financing activities .....            -         (100)         7,579
                                                   -----------  -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS ...........       (2,863)      (6,463)         1,137

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         4,000        7,600              0
                                                   -----------  -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......  $     1,137  $     1,137    $     1,137
                                                   ===========  ===========    ===========

Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ............................  $         -  $         -
                                                   ===========  ===========
    Income taxes ................................  $         -  $         -
                                                   ===========  ===========

         The accompanying notes are an integral part of these financial statements.

                                              7

                             MOBIEYES SOFTWARE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 2009
                                   (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Mobieyes Software, Inc. without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2009, and for all periods presented herein, have been made.

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

Results of Operations
---------------------

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company's S-1 and amended S-1/A's. Results or interim periods may not be indicative of results for the full year.

During the first fiscal quarter 2009 the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission
(SEC). On February 27, 2009 the Company filed a Registration Form S-1 and S-1/A Amendments with the SEC. The Registration Form S-1 And S-1/A Amendments filed February 27, 2009 was deemed effective as of June 3, 2009.

Results of Operations

The Company did not generate any revenue during the quarter ended July 31, 2009.

Total expenses the three (3) months ending July 31, 2009 were $4,520 resulting in an operating loss for the period of $4,520. Basic net loss per share amounting to $.0001 for the three (3) months ending July 31, 2009.

General and Administrative expenses consisted primarily of office expenses and bookkeeping for the three (3) months ending July 31, 2009 and were $4,520.

Accounts payable for the period ending July 31, 2009 were $1,657.

Liquidity and Capital Resources
-------------------------------

At July 31, 2009 we had working capital of $1,137 consisting of cash on hand of $1,137 as compared to working capital of $7,600 at January 31, 2009 which reflected our cash position.

Net cash used in operating activities for the three months ended July 31, 2009 was $2,863 as compared to $79 for the Year ended January 31, 2009.

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

As of July 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2010

Changes in internal controls over financial reporting
-----------------------------------------------------

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

                                        Dated: September 14, 2009