Form 10-Q
period 2009-10-31
Mobieyes Software, Inc.
filed 2009-12-10
CIK 1456993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 13,200,000 shares of common stock are issued and outstanding as of December 10, 2009.

                                TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at October 31, 2009 (unaudited) and
           January 31, 2009 ................................................   4

         Statements of Operations ..........................................   5

         Statements of Stockholders' Equity (Deficiency) ...................   6

         Statements of Cash Flows ..........................................   7

         Notes to Financial Statements (unaudited) .........................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...........................................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........   9

Item 4T. Controls and Procedures ...........................................  10

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  12

Item 1A. Risk Factors ......................................................  12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  12

Item 3.  Defaults upon Senior Securities ...................................  12

Item 4.  Submission of Matters to a Vote of Security Holders ...............  12

Item 5.  Other Information .................................................  12

Item 6.  Exhibits ..........................................................  12

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             Mobieyes Software, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                       OCTOBER 31,      AS OF
                                                          2009       JANUARY 31,
                                                        UNAUDITED       2009
                                                       -----------   -----------

CURRENT ASSETS
  Cash and cash equivalents ......................      $  8,526       $ 7,600
                                                        --------       -------
    Total current assets .........................         8,526         7,600
                                                        --------       -------

TOTAL ASSETS .....................................      $  8,526       $ 7,600
                                                        ========       =======

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

CURRENT LIABILITIES
    Accounts Payable and Accrued Liabilities .....           169             -
    Loan from Officer (See notes to financial
     statements)..................................             -           100
                                                        --------       -------

    Total liabilities ............................           169           100
                                                        --------       -------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 3)
    Authorized:
      250,000,000 common shares, $0.0001 par value
    Issued and outstanding shares:
      12,000,000 as of January 31,2009 and
      13,200,000 as of October 31, 2009 ..........      $  1,320       $ 1,200
    Additional paid-in capital ...................        18,259         6,379
    Deficit accumulated during the development
     stage .......................................       (11,222)          (79)
                                                        --------       -------
  Total Stockholders' Equity (Deficiency) ........         8,357         7,500
                                                        --------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......      $  8,526       $ 7,600
                                                        ========       =======

   The accompanying notes are an integral part of these financial statements.

                              Mobieyes Software, Inc.
                           (A Development Stage Company)
                              Statements of Operations
                                                                     FOR THE PERIOD
                                              THREE        NINE      FROM INCEPTION
                                             MONTHS       MONTHS       JANUARY 15,
                                              ENDED        ENDED         2009 TO
                                           OCTOBER 31,  OCTOBER 31,    OCTOBER 31,
                                              2009         2009           2009
                                           -----------  -----------  --------------
REVENUES ................................  $         0  $         0    $         0
                                           -----------  -----------    -----------

EXPENSES
  General & Administrative ..............  $     3,124       11,144         11,222
                                           -----------  -----------    -----------


Loss Before Income Taxes ................  $    (3,124)     (11,144)       (11,222)
                                           -----------  -----------    -----------

Provision for Income Taxes ..............            0            0              0
                                           -----------  -----------    -----------

Net Loss ................................  $    (3,124) $   (11,144)   $   (11,222)
                                           ===========  ===========    ===========

PER SHARE DATA:
                                                     0            0
  Basic and diluted loss per common share  ===========  ===========

  Weighted Average Common shares
   outstanding ..........................   13,069,565   12,340,484
                                           ===========  ===========

     The accompanying notes are an integral part of these financial statements.

                                         5

                                        Mobieyes Software, Inc.
                                     (A Development Stage Company)
                            Statements of Stockholders' Equity (Deficiency)
                                                                                DEFICIT
                                                                              ACCUMULATED
                                            COMMON STOCK         ADDITIONAL   DURING THE
                                       -----------------------    PAID-IN     DEVELOPMENT
                                         SHARES       AMOUNT      CAPITAL       STAGE          TOTAL
                                       ----------   ----------   ----------   -----------   -----------
Inception - January 15, 2009 .......            -   $        -   $        -   $        -    $        -

  Common shares issued to Founder
   for cash at $0.000625 per share
   (par value $0.0001) on
   January 15, 2009 ................   12,000,000        1,200        6,300            -         7,500

         Contributed Capital .......            -            -           79            -            79

  Loss for the period from inception
   on January 15, 2009 to
   January 31, 2009 ................            -            -            -          (79)          (79)
                                       ----------   ----------   ----------   ----------    ----------

Balance - January 31, 2009 (audited)   12,000,000        1,200        6,379          (79)        7,500
                                       ----------   ----------   ----------   ----------    ----------

Loss for the period ending
  April 30, 2009 ...................            -            -            -       (3,500)       (3,500)
                                       ----------   ----------   ----------   ----------    ----------

Balance - April 30, 2009 ...........   12,000,000        1,200        6,379       (3,579)        4,000
                                       ----------   ----------   ----------   ----------    ----------

Loss for the period ending
 July 31, 2009 .....................            -            -            -       (4,520)       (4,520)
                                       ----------   ----------   ----------   ----------    ----------

Balance July 31, 2009 ..............   12,000,000        1,200        6,379       (8,099)         (520)
                                       ==========   ==========   ==========   ==========    ==========

  Common shares issued to investors
   at $0.01 per share (par value
   $0.0001) on August 11, 2009 .....    1,200,000          120       11,880            -        12,000

Loss for the period ending
 October 31, 2009 ..................            -            -            -       (3,124)       (3,124)
                                       ----------   ----------   ----------   ----------    ----------

Balance October 31, 2009 ...........   13,200,000        1,320       18,259      (11,223)        8,356
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

                                                   6

                             Mobieyes Software, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                  FOR THE PERIOD
                                                       NINE       FROM INCEPTION
                                                      MONTHS        JANUARY 15,
                                                       ENDED          2009 TO
                                                    OCTOBER 31,     OCTOBER 31,
                                                       2009            2009
                                                    -----------   --------------

OPERATING ACTIVITIES

Loss for the period .............................   $   (11,144)   $   (11,222)

Changes in Operating Assets and Liabilities:
  (Increase) decrease in prepaid expenses .......             -              -
  Increase (decrease) in accounts payable .......           169            169
  Increase (decrease) in accrued liabilities ....             -              -
  Increase in short-term note payable (leasehold)             -              -
                                                    -----------    -----------
  Short-term note payable .......................             -              -
                                                    -----------    -----------
Net cash used in operating activities ...........       (10,975)       (11,053)
                                                    -----------    -----------

INVESTING ACTIVITIES

  Net cash used in investing activities .........             -              -
                                                    -----------    -----------

FINANCING ACTIVITIES

  Contributed Capital ...........................             -             79
  Repayment of related party payable ............          (100)             -
  Common stock issued for cash ..................        12,000         19,500
                                                    -----------    -----------
  Net cash provided by financing activities .....        11,900         19,579
                                                    -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS ...........           926          8,526

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          7,600              0
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......   $     8,526    $     8,526
                                                    ===========    ===========

Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ............................   $         -    $         -
                                                    ===========    ===========
    Income taxes ................................   $         -    $         -
                                                    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             MOBIEYES SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2009
                                   (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

      The accompanying financial statements have been prepared by Mobieyes Software, Inc. without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2009, and for all periods presented herein, have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 2009 audited financial statements.

NOTE 2 - GOING CONCERN

      The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. The Company has accumulated a deficit of $11,222 in the period from inception on January 15, 2009 through October 31, 2009. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is intending to fund its initial operations by way of issuing Founders' shares and entering into a private placement offering.

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

During the first nine months of the fiscal year 2009 the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On February 27, 2009 the Company filed a Registration Form S-1 and also filed S-1/A Amendments with the SEC. The Registration Form S-1 and S-1/A Amendments were deemed effective as of June 3, 2009.

Results of Operations

The Company did not generate any revenue during the quarter ended October 31, 2009.

Total expenses the three (3) months ending October 31, 2009 were $3,124 resulting in an operating loss for the period of $3,124. Basic net loss per share amounting to $.0001 for the three (3) months ending October 31, 2009.

General and Administrative expenses consisted primarily of office expenses and bookkeeping for the three (3) months ending October 31, 2009 and were $3,124.

Accounts payable for the period ending October 31, 2009 were $169.

Liquidity and Capital Resources
-------------------------------

At October 31, 2009 we had working capital of $8,357 consisting of cash on hand of $8,526 as compared to working capital of $7,500 at January 31, 2009 and cash of $7,600.

Net cash used in operating activities for the nine months ended October 31, 2009 was $10,975 as compared to $79 for the period from inception on January 15, 2009 through January 31, 2009.

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

As of October 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by October 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by October 31, 2010

Changes in internal controls over financial reporting
-----------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

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

                                        Dated: December 9, 2009