Form 10-Q
period 2010-04-30
RESOURCE EXCHANGE OF AMERICA CORP.
filed 2010-06-21
CIK 1456993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 333-157565

RESOURCE EXCHANGE OF AMERICA CORP.

(Name of small business issuer in its charter)

Florida	26-4065800
(State of incorporation)	(I.R.S. Employer Identification No.)

27 Fletcher Ave.

Sarasota, FL 34237

(Address of principal executive offices)

(941) 952-9000

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 201

San Diego, CA 92103

Telephone (619) 399-3090

Facsimile (619) 399-0120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes      . No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of June 14, 2010, there were 75,000,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

RESOURCE EXCHANGE OF AMERICA CORP.*

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "RXAC" refers to Resource Exchange of America Corp.

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Resource Exchange of America Corp. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended January 31, 2010, previously filed with the Commission, which are included in the Company's annual report filed on Form 10-K.

RESOURCE EXCHANGE OF AMERICA CORP.

(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)

REPORT ON REVIEWS OF

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

APRIL 30, 2010 AND 2009

RESOURCE EXCHANGE OF AMERICA CORP.

 (FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)

June 14, 2010

To the Members of

Resource Exchange of America Corp.

(Formerly known as Mobieyes Software, Inc.)

Sarasota, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Resource Exchange of America Corp. (formerly known as Mobieyes Software, Inc.) as of April 30, 2010 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the three months then ended.  We have reviewed the accompanying statement of income and members’ deficit and cash flows of UTP Holdings, LLC for the three months ended April 30, 2009.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheets of UTP Holdings, LLC, as of January 31, 2010 and December 31, 2009 and the related statements of income and members’ deficit, and cash flows for the one month and twelve months then ended, and in our reports dated June 14, 2010 and January 13, 2010 we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of January 31, 2010, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Bobbitt, Pittenger & Company, P.A.

Certified Public Accountants

RESOURCE EXCHANGE OF AMERICA CORP.
(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)
CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2010	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,285	$32,736
Accounts receivable	-	75,676
Inventory	454	12,450
Notes receivable, current portion	49,219	38,137
Other current assets	368	-

TOTAL CURRENT ASSETS	62,326	158,999

NOTES RECEIVABLE, net of current portion	100,034	111,489

PROPERTY AND EQUIPMENT, NET	963	-

GOODWILL	250,000	-

TOTAL ASSETS	$413,323	$270,488

See report of independent registered public accounting firm and notes to consolidated financial statements.

	April 30,	January 31,
	2010	2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$84,760	$5,813
Lines of credit	815,299	841,323
Convertible note payable	250,000	-

TOTAL CURRENT LIABILITIES	1,150,059	847,136

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.0001 par value; 250,000,000 shares
authorized: 75,000,000 at April 30, 2010 and January 31, 2010, issued and outstanding	7,500	7,500
Additional paid-in capital	12,079	12,079
Accumulated deficit	(756,315)	(596,227)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(736,736)	(576,648)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$413,323	$270,488

See report of independent registered public accounting firm and notes to consolidated financial statements.

RESOURCE EXCHANGE OF AMERICA CORP.
(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 30,

	2010	2009
	(Unaudited)	(Unaudited)

NET SALES	$72,690	$621,726

COST OF SALES	(57,396)	(441,465)

GROSS PROFIT	15,294	180,261

EXPENSES
Selling, general and administrative	26,273	17,980
Freight and delivery charges	5,737	107,479
Professional fees	100,386	18,686

TOTAL EXPENSES	132,396	144,145

(LOSS) INCOME FROM OPERATIONS	(117,102)	36,116

OTHER EXPENSE
Interest expense	10,620	5,976

NET (LOSS) INCOME	$(127,722)	$30,140

(Loss) income per share:

Basic	$(0.002)	$0.000
Diluted	$(0.002)	$0.000

Weighted average number of common
shares outstanding:

Basic	75,000,000	75,000,000
Diluted	75,000,000	75,000,000

See report of independent registered public accounting firm and notes to consolidated financial statements.

RESOURCE EXCHANGE OF AMERICA CORP.
(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED APRIL 30, 2010
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, February 1, 2010	13,200,000	$1,320	$18,259	$(596,227)	$(576,648)

Shares retired	(10,200,000)	(1,020)	1,020	-	-

25-1 forward stock split	72,000,000	7,200	(7,200)	-	-

Balance, February 1, 2010
restated for shares retired
and stock split	75,000,000	7,500	12,079	(596,227)	(576,648)

Distributions	-	-	-	(32,366)	(32,366)

Net loss	-	-	-	(127,722)	(127,722)

April 30, 2010	75,000,000	$7,500	$12,079	$(756,315)	$(736,736)

See report of independent registered public accounting firm and notes to consolidated financial statements.

RESOURCE EXCHANGE OF AMERICA CORP.
(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 30,

	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) income	$(127,722)	$30,140
Adjustments to reconcile net (loss) income to net cash
provided (used) by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	75,676	(19,917)
Inventory	11,996	(45,631)
Other current assets	(368)	(2,664)
Accounts payable and accrued expenses	78,947	10,578

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	38,529	(27,494)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on notes receivable	373	-
Purchase of equipment	(963)	-

NET CASH USED BY INVESTING ACTIVITIES	(590)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	-	(3,024)
Principal payments on lines of credit	(63,535)	-
Draws on lines of credit	37,511
Stockholders' distributions	(32,366)	(38,496)

NET CASH USED BY FINANCING ACTIVITIES	(58,390)	(41,520)

DECREASE IN CASH AND CASH EQUIVALENTS	(20,451)	(69,014)

CASH AND CASH EQUIVALENTS, beginning of year	32,736	124,780

CASH AND CASH EQUIVALENTS, end of year	$12,285	$55,766

See report of independent registered public accounting firm and notes to consolidated financial statements.

RESOURCE EXCHANGE OF AMERICA CORP.
(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED APRIL 30,

	2010	2009
	(Unaudited)	(Unaudited)
SUPPLEMENTAL INFORMATION

Cash paid for interest	$5,817	$5,976

NONCASH OPERATING ACTIVITIES

Purchase of net assets of UTP Holdings, LLC through
convertible note payable	$250,000

See report of independent registered public accounting firm and notes to consolidated financial statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management Representation of Interim Financial Information

Resource Exchange of America Corp. (formerly known as Mobieyes Software, Inc.) has prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not to be misleading. These financial statements include all of the adjustments, that, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are normal and recurring in nature. The financial statements should be read in conjunction with Form 10-K and subsequent SEC filings. The results of operations for the periods presented are not necessarily suggestive of the results we expect for the full year.

Reverse Acquisition Accounting

Mobieyes Software, Inc. (Mobieyes) was incorporated in Florida on January 15, 2009.  UTP Holdings, LLC (UTP) was organized on September 4, 2004 as a Florida limited liability company. UTP Holdings, LLC became a wholly-owned subsidiary of Mobieyes Software, Inc. pursuant to a merger on February 22, 2010. Under the purchase method of accounting in a business combination effected through an exchange of equity interests, the entity that issues the equity interests is generally the acquiring entity. In some business combinations (commonly referred to as reverse acquisitions), however, the acquired entity issues the equity interests. FASB ASC 805, “Business Combinations,” requires consideration of the facts and circumstances surrounding a business combination that generally involve the relative ownership and control of the entity by each of the parties subsequent to the merger. Based on a review of these factors, the February 22, 2010 merger with UTP Holdings, LLC (the “Merger”) was accounted for as a reverse acquisition (i.e., Mobieyes was considered the acquired company and UTP was considered the acquiring company). As a result, Mobieyes’ assets and liabilities as of February 22, 2010, the date of the Merger closing, have been incorporated into UTP’s balance sheet based on the fair values of the net assets acquired (see Note J). ASC 805 also requires an allocation of the acquisition consideration to individual assets and liabilities including tangible assets, financial assets, separately recognized intangible assets, and goodwill. In consideration for the merger, Mobieyes executed a $250,000, 10% convertible promissory note payable to the majority member of UTP. The note is due and payable on or before December 31, 2010.  The transaction resulted in the recognition of goodwill in the amount of $250,000. Further, the Company’s operating results (post-Merger) include UTP’s operating results prior to the date of closing and the results of the combined entity following the closing of the Merger.

On February 23, 2010, Mobieyes changed its name to Resource Exchange of America Corp (“the Company”). In April, 2010, the Company formed a subsidiary, American Asset Recovery, LLC, to hold demolition licenses.

Description of Business

The Company is a metals recycling company with operations based in the United States. The Company was formed to sell recycled ferrous and nonferrous metals to customers in the U.S. and abroad. The Company’s main operations and services include acquisition of recyclable materials such as scrap metals sourced from suppliers in North America and the resale of such material to customers in the U.S. The Company believes the use of recycled material is both environmentally friendly and is a key part of today's competitive manufacturing process to lower costs. The Company’s major customers are U.S.-based steel mills and recycled material traders.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

Fiscal Period

Mobieyes had a fiscal year end of January 31. Under reverse acquisition rules, the combined organization would have been required to adopt UTP’s year end, which had been December 31. After the Merger, the Company’s Board of Directors approved a resolution to keep the fiscal year end of January 31.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results could differ from these estimates.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash. The Company maintains cash accounts in FDIC insured financial institutions. The Company had no cash balances in excess of FDIC insured amounts.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of deposits with maturities of less than three months from date of purchase, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash equivalents at April 30, 2010 or January 31, 2010.

Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB ASC Topic 820 (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:  Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable.  Valuations may be obtained from, or corroborated by, third-party pricing services.

Level 3:  Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

The carrying amount reported in the balance sheet for cash, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amount of the notes receivable approximates fair value based on the interest rate. The carrying amount of the convertible note payable and lines of credit approximates fair value because they are priced at interest rates consistent with the Company’s current borrowing rates on similar debt based on the security underlying the debt or the conversion features associated with the debt.

The estimated fair values of the Company’s financial instruments are as follows:

	April 30, 2010		January 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$12,285	$12,285	$32,736	$32,736
Accounts receivable	-	-	75,676	75,676
Notes receivable	149,253	149,253	149,626	149,626

Financial liabilities:
Accounts payable	$84,760	$84,760	$5,813	$5,813
Lines of credit	815,299	815,299	841,323	841,323
Convertible note payable	250,000	250,000	-	-

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable are recorded at the invoiced amount.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience by industry. The Company reviews its allowance for doubtful accounts monthly.  Past due balances over 90 days and specified receivable amounts are reviewed individually for collectibility.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Interest income, finance or late fee charges are accrued monthly but not recognized on past due trade receivables until management determines that such interest or charges will be collected. As of April 30, 2010 there were no accounts receivable. As of January 31, 2010, management determined that all accounts receivable were collectible and therefore no allowance for uncollectible accounts was considered necessary.

Inventory

Inventory is stated at the lower of cost or market and consists primarily of HMS1 scrap metal held for sale.

Sales Commissions

The Company has sales commission agreements with various entities and individuals. Sales commissions are expensed when revenue from the sale of products is recognized.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”  Revenue will consist of sales of goods and will be recognized only when the following criteria have been met.

1)

Persuasive evidence for an agreement exists;

2)

Delivery has occurred;

3)

The fee is fixed or determinable; and

4)

Revenue is reasonably assured.

Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common share stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares has been adjusted for stock splits and reverse stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The number of shares not included in the calculation at April 30, 2010 as the effect is antidilutive totaled 530,394.

Comprehensive Income

The Company has adopted FASB ASC Topic 220, “Reporting Comprehensive Income”. The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  The statement requires all items that are required to be recognized under accounting standards as components of comprehensive income to be disclosed in the financial statements.

Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources.  The Company has no components of comprehensive income and, accordingly, net loss is equal to comprehensive loss for the three months ended April 30, 2010 and 2009.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact the Company’s financial statements. The ASC does change the way the guidance is organized and presented.

In May 2009 the FASB issued ASC Topic 855 (“ASC 855”) “Subsequent Events”. ASC 855 establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 is effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 in the period ended January 31, 2010 and has evaluated subsequent events through the date of this report.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

On November 13, 2009, the FASB amended ASC Topic 820 to provide new disclosure requirements for transfers in and/or out of Levels 1 and 2. A reporting entity should disclose the amounts of significant transfers in and/or out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present information about purchases, sales, issuances, and settlements on a gross basis rather than as one net number. The amendment also clarifies some existing disclosure requirements. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. In terms of disclosure about inputs and valuation techniques, a reporting entity should provide disclosures about the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The final amendments to the Accounting

Standards Codification will be effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis. That requirement will be effective starting in annual periods beginning after December 15, 2010. The Company is currently assessing the impact that this amendment will have the financial statements.

Income Taxes

The Company adopted FASB ASC Topic 740, Income Taxes, at its inception.  Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and based on their characteristics.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of April 30, 2010 or January 31, 2010, respectively.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

Years
Machinery and equipment	5-7

Repairs and maintenance costs are expensed as incurred.  As items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income. Property and equipment at April 30, 2010 totaled $963. The Company had no property and equipment at January 31, 2010. The Company had no depreciation recorded for the three months ended April 30, 2010 or 2009.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

The Company accounts for intangible assets with indefinite lives in accordance with FASB ASC Topic 350, “Goodwill and Other Intangible Assets” (“ASC 350”), which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. During the period, the Company recorded Goodwill for the value associated with the merger with UTP Holdings, LLC. Under the provisions of ASC 350, goodwill and indefinite-lived intangible assets are required to be tested for impairment annually, in lieu of being amortized, using a fair value approach at the reporting unit level. Furthermore, testing for impairment is required on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill or any indefinite-lived intangible asset exceeds its implied fair value. Impairment losses shall be recognized in operating results. The Company performed an interim test of its intangibles as of April 30, 2010 and determined there was no impairment of the carrying values as of that date.

NOTE B – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue up to 250,000,000 shares of common stock, $.0001 par value, according to the original Articles of Incorporation. On February 19, 2010, the former majority stockholder of Mobieyes Software, Inc., sold 11,118,000 shares of common stock to the majority member of UTP Holdings, LLC. On February 22, 2010 the Company entered into a material definitive agreement with UTP Holdings, LLC, acquiring one hundred percent of the assets of UTP Holdings, LLC. In conjunction with this transaction the majority stockholder issued a $250,000 10% Convertible Promissory Note (see Note E). The note can be converted to shares any time during the term of the note. The number of shares to be issued upon conversion hereof shall be determined by dividing (i) the entire principal amount of the note plus any accrued interest by (ii) the average of the previous five day closing market price of the Company’s common stock (iii) less 25%, rounded up to the nearest whole share.

On March 1, 2010, the majority stockholder of the Company, surrendered 10,200,000 shares of common stock. Immediately following the surrender, the Company had 3,000,000 shares of common stock issued and outstanding.

On March 19, 2010, the board approved a 25-1 forward stock split, issued in a stock dividend, issuing an additional 24 shares for each share outstanding to stockholders of record as of March 19, 2010.

On April 13, 2010, the Company entered into a $250,000 Draw Down Promissory Note with an entity at an 8% interest rate to be used for general working capital.  The note can be converted to shares at a conversion price equal to 75% of the average of the closing price of the Company’s common stock during the 30 trading days immediately preceding the conversion date.  Unless converted to common stock, the note will automatically mature and be due and payable on April 13, 2011, as of April 30, 2010 no funds had been drawn on this promissory note.

NOTE C – RELATED PARTY TRANSACTIONS

The Company has entered into an operating rental agreement with an entity that is owned by the Company’s majority stockholder and also a separate rental agreement with a board member of the Company which is outlined in Note F.

The Company has entered into a consulting agreement for the purpose of providing management and accounting services to the Company with an entity that is 100% owned by the Company’s majority stockholder. Under the agreement, the Company paid a total of $2,500 and $16,000, and has accrued consulting expenses of $57,692 and $0 to the related entity during the three months ended April 30, 2010 and 2009, respectively.

The Company has entered into a convertible promissory note agreement with the Company’s majority stockholder, effective February 22, 2010, in the amount of $250,000 (see Note B and E).

The Company entered into a line of credit agreement with an entity that is owned by the Company’s majority stockholder (see Note E).

NOTE D - NOTES RECEIVABLE

On November 24, 2009, the Company entered into two separate note receivable agreements with a Florida salvage company. One note bears interest, beginning March 3, 2010, at 5% annually. Weekly payments of $881, including principal and interest, were to begin on April 10, 2010 with the note maturing on March 30, 2013. As of April 30, 2010, no payments have been made on this note. The balance on the note as of April 30, 2010 is $127,593. Accrued interest at April 30, 2010 totaled $368. The second note bears no interest and is due in monthly installments of $375 that began on December 16, 2009 and matures December 16, 2014. The balance remaining on the note as of April 30, 2010 is $21,660. Since entering into the notes receivable agreements, the financial status of the Florida salvage company has deteriorated and it is uncertain at this time whether the full amount of the notes will be collected. The Company has been working with the Florida Salvage company to bring them current on payments subsequent to the date of the financial statements.

NOTE E – CONVERTIBLE NOTE PAYABLE AND LINES OF CREDIT

The Company entered into a convertible promissory note with the Company’s majority stockholder, effective February 22, 2010 for $250,000. The annual interest rate on the note is 10%. The note matures December 31, 2010. The entire principal amount of the note and any accrued interest may be converted into shares of the Company’s common stock at any time during the term of the note. The number of shares to be issued upon conversion shall be determined as of the date of receipt of conversion notice by the Company from the holder by dividing (i) the entire principal amount of this note plus any accrued interest by (ii) the average of the previous five day closing market price of the Company’s common stock (iii) less 25%, rounded up to the nearest whole share.  The balance of the convertible promissory note was $250,000 at April 30, 2010.

On April 13, 2010, the Company entered into a $250,000 Draw Down Promissory Note with an entity at an 8% interest rate to be used for general working capital.  The note can be converted to shares at a conversion price equal to 75% of the average of the closing price of the Company’s common stock during the 30 trading days immediately preceding the conversion date.  Unless converted to common stock, the note will automatically mature and be due and payable on April 13, 2011, as of April 30, 2010 no funds had been drawn on this promissory note.

UTP Holdings, LLC entered into a line of credit agreement with a financial institution effective January 31, 2005 allowing for borrowings of up to $800,000 with annual interest of prime, 3.25% at April 30, 2010. As part of the acquisition by the Company of UTP Holdings, LLC (see Note A), the Company assumed the outstanding line of credit and agreed to repay it on or before December 31, 2010. The line of credit is secured by the majority stockholder’s principal residence. Monthly interest-only payments are required. As of April 30, 2010 and January 31, 2010, the outstanding balances were $790,299 and $780,073, respectively.

The Company entered into a line of credit agreement with an entity owned by the Company’s majority stockholder, effective March 18, 2010 allowing for borrowings of up to $150,000 with annual interest of 8%. The line of credit is unsecured and all borrowings plus interest are due on demand. The balance on the line of credit at April 30, 2010 was $25,000.

NOTE F – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases an office facility under a month to month agreement.  The facility is leased from an entity owned 100% by the Company’s Chief Executive Officer.  The Company paid a total of $8,500 and $7,000, including operating expenses, to the related entity for rent during the three months ended April 30, 2010 and 2009, respectively.

The Company leases an office facility under a month to month agreement dated April 19, 2010.  The facility is leased from the Company’s Chief Financial Officer.  The Company paid a total of $2,250 to the related entity for rent during the three months ended April 30, 2010.

The Company makes payments on an automobile leased under the Company’s Chief Executive Officer under a 38 month lease agreement dated December 24, 2008. The monthly obligation under the lease agreement is $516. The Company paid a total of $1,547 during the three months ended April 30, 2010 and 2009.

Future minimum lease payments are as follows:

Year Ending December 31,
2010	$6,188
2011	6,188
2012	1,031

NOTE G – INCOME TAXES

Prior to the merger the Company had a net operating loss carry forward of approximately $18,000. However, under IRC section 382, the amount of loss available to be offset against future taxable income is limited when there is a substantial change in ownership. Therefore, this amount may not be available to offset future taxable income.

NOTE G – INCOME TAXES (CONTINUED)

Post merger deferred tax asset:

		April 30, 2010
Deferred tax asset:
Net operating loss carryforward		$43,314

Valuation allowance		(43,314)

Net deferred tax asset	$

NOTE H – CONSULTING AGREEMENTS

In February 2010, the Company entered into a consulting agreement with an entity owned by the majority stockholder of the Company. The agreement will terminate by written notice of either party. The entity has agreed to perform consulting work for the Company in providing management support and other related activities as directed by the Company. In consideration for the services rendered by the consultant under this agreement, the Company pays the consultant at a rate that both parties agree to for time spent on services. The consultant submits invoices for approval weekly, bi-weekly, or monthly based on the work completed.

In March 2010, the Company entered into a 60-day consulting agreement with a financial advisory company. The consultant will serve as the primary group used to raise monies on the Company’s behalf. In consideration for the services rendered by the consultant, the Company pays 8% of the gross value of a transaction in cash up to $25,000,000 in funding for which compensation is paid to the consultant, 6% in cash on $25,000,001 to $50,000,000 in funding for which compensation is paid to the consultant, and 4% in cash on funding above $50,000,000. The agreement called for the Company to pay a non-refundable fee of $10,000 at the time the agreement was executed.  The payment has not been made as of the date of the financial statements. Subsequent to the execution of the contract, it was agreed by both parties that the payment would be made at a later date.

In April 2010, the Company entered into a one-year consulting agreement with an investor relations group. The consultant will handle all incoming investor and related matters for the Company. In consideration for the services rendered by the consultant, the Company pays $2,500 each month during the term of the contract.

NOTE I – JOINT VENTURE AGREEMENT

In April 2010, the Company entered into a joint venture agreement with a company. The parties intend to conduct the following business transactions together in a joint venture (i) the acquisition of scrap metal from the seller and (ii) the resale of the product to the buyer. The term of the agreement will extend until either party has given 15 days notice that it no longer wishes to continue to enter into joint transactions. Under the terms of the joint venture, after payment to the company for processing and transportation fees, the gross profits will be split equally between the companies.

NOTE J – PRO FORMA INFORMATION

Supplemental pro forma information should be presented to disclose the results of operations for the current interim period and the current year to date as though the business combination had been completed as of the beginning of the period reported on. No pro forma adjustments are required as Mobieyes had no activity and no net assets that would change the information presented in the balance sheet and statement of operations.

NOTE K - SUBSEQUENT EVENTS

The Company has evaluated events subsequent to April 30, 2010, through June 14, 2010, the financial statement issuance date, and concluded that there were transactions to be reported for the period from May 1, 2010 to June 14, 2010.

On May 11, 2010, the Company's wholly-owned subsidiary, Asset Recovery of America (ARA), entered into a Joint Venture agreement with a Florida-based demolition company. The Joint Venture includes an asset recovery project in Orlando, Florida, valued at $190,000 and also provides the Company with ferrous and non-ferrous metals being removed from the project, which ARA will be able to process and resell.

On May 12, 2010 the Company received a $25,000 draw against the line of credit from the entity owned by the majority shareholder (see Note E).

On May 19th the Company received a $100,000 draw against the draw down convertible promissory note (see Note E).

On May 20, 2010, the Company entered into a Joint Venture agreement with another Florida-based demolition and processing company.  The company is supplying the Company with an Accumulation Yard location to which individuals and commercial accounts can deliver ferrous metals. Pursuant to the terms and conditions of the agreement, the demolition company shall provide the Company with the processed ferrous metals that are then sold by the Company. The net profit is shared evenly between the parties.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

BUSINESS

We were incorporated in the State of Florida on January 15, 2009 under the name Mobieyes Software, Inc. On February 23, 2010, we filed a Certificate of Amendment with the Florida Secretary of State changing our name to Resource Exchange of America Corp. From inception through February 22, 2010, our business model was that of a mobile enterprise software company aimed at improving the productivity of the field service organization. As such, we planned to revolutionize the efficiencies of the service chain for high technology products by intending to use its cutting edge mobile and wireless platform.

On February 22, 2010, we consummated the Purchase Agreement with UTP Holdings, LLC, a privately held Florida limited liability company. In accordance with the terms and provisions of the Purchase Agreement, the Company acquired one hundred percent of the assets of UTP. The Purchase Agreement closed on February 22, 2010. As a result of the Purchase Agreement transaction, our principal business became the business of UTP, which is more fully described herein. Accordingly, the Registrant changed its name to Resource Exchange of America Corp. by way of Certificate of Amendment to its Articles of Incorporation filed with the Florida Secretary of State on February 23, 2010.

We are a metals recycling company with operations based in the United States. We were formed to sell recycled ferrous and nonferrous metals to customers in the US and abroad. Our main operations and services include acquisition of recyclable materials such as scrap metals sourced from suppliers in North America and the resale of such material to customers in the US. As we continue to grow we hope to expand our customer base to include international markets. We believe the use of recycled material is both environmentally friendly and is a key part of today's competitive manufacturing process to lower costs. Our major customers are US-based steel mills and recycled material traders.

We are currently working to consolidate in the metals recycling industry by rolling up companies within asset recovery, processing and brokering of ferrous and nonferrous scrap metal. The company will identify and bring together the best companies within the recycling industry and draw on the strengths of the individual companies while combining forces to achieve synergy and obtain the ability to tackle the biggest jobs. With its access to deep‐water ports, the company will be able to sell the scrap metal to clients domestically as well as abroad. We intend to initially offer demolition services in Florida with plans to expand to other states in the Southeastern United States. We will sell ferrous and nonferrous metal to both U.S. buyers as well as buyers abroad. Our goal is to deliver reliable, high-quality services to all our clients, big and small, local, domestic and international.

Business Strategy

We intend to fulfill our strategic goals by seeking to acquire either successful or underperforming companies within the scrap industry. The Company will seek to acquire companies at different stages of the scrap recycling process chain. The Company intends to take advantage of the present climate in the scrap industry, we believe that in 2010 acquisition costs for underperforming companies are likely to be very low, while the cyclic nature of the business makes it likely that business will be blooming again within the next 3-4 years. We have come to the conclusion that in order to make an acceptable profit within the scrap and recycling business, it is better to make acquisitions at the bottom of the cycle, and to control the entire value chain, rather than only one or some of the phases (demolition/asset recovery, processing, sorting, selling and distribution).

The Company plans to acquire established dismantling and demolition/asset recovery companies with proven track records showing their ability to handle big and complex demolitions in a timely manner, with acceptable profit margins and impeccable safety records. These demolition companies will ensure a steady and viable inventory stream, which will itself be a source of income. Additionally, we plan to acquire one or more scrap processing yards with optimal locations between the demolition companies, major industrial centers and ports and rail. When identifying potential scrap processing yards we will seek out companies that have the competencies and space to sort and bale all of the different kinds of scrap that the demolition companies can provide. Finally, The Company will attempt to locate a company that is both proficient in selling both ferrous and nonferrous scrap in the U.S. and also has in-depth knowledge of selling to major importers. This way, The Company will have control of the entire process and value chain.

Quarterly Developments

On February 22, 2010, the Company entered into an Asset Purchase Agreement with UTP Holdings, LLC, a privately held Florida limited liability company ("UTP"). In accordance with the terms and provisions of the Purchase Agreement, the Company acquired one hundred percent of the assets of UTP in exchange for (i) the assumption of the outstanding balance of a line of credit issued to Dana J. Pekas, UTP's majority shareholder, by Regions Bank (f/k/a AmSouth Bank) in an amount of up to $800,000 which shall be fully repaid on or before December 31, 2010; and, (ii) the issuance of a two hundred fifty thousand dollar ($250,000) 10% Convertible Promissory Note, with such Note being fully due and payable on or before December 31, 2010.

On April 27, 2010, the Company entered into a definitive Joint Venture Agreement with T & M Salvage, Inc. (“T & M”). Under the terms of the Joint Venture, after payment to T & M for processing and transportation fees, the gross profits shall be split equally between the Company and T & M. The full duties of the Company and T&M are set forth in the Agreement.

Additionally, in April 2010 the Company formed American Asset Recovery, LLC, a Florida limited liability company as a wholly-owned subsidiary formed to hold various demolition licenses for the benefit of the Company.

Developments Subsequent to April 30, 2010

On May 11, 2010, the Company, through its wholly owned subsidiary, Asset Recovery of America, LLC (“ARA”), entered into a definitive Joint Venture Agreement with Harry’s Haul, LLC. (“HHL”). Under the terms of the Joint Venture, the Company has agreed to provide all financing and administrative services necessary for HHL to conduct all demolition operations associated with each project. The gross profits shall be split equally between the Company and HHL.

On May 20, 2010, the Company entered into a definitive Joint Venture Agreement with Paw Materials, Inc. (“PAW”). Under the terms of the Joint Venture, the Company has agreed to provide the enterprise resource planning (“ERP”) system software, all financing machines and software, as well as find buyer and negotiate sale pricing for all ferrous products that PAW will separate and store as defined by the ERP software. The gross profits shall be split equally between the Company and PAW.

RESULTS OF OPERATIONS

Comparison of the three months ended April 30, 2010 and 2009

For the three month period ended April 30, 2010 compared to the three month period ended April 30, 2009, we had a net loss of $(127,722) compared to a net gain of $30,140 respectively. This loss was mainly due to an increase in professional fees of $81,700 and a decrease in gross profits of $164,967

Revenue was generated during the three month period ended April, 2010 of $72,690 compared to the three month period ended April 30, 2009 of $621,726. This decrease was due to a shift of limited resources from sales to business acquisitions.

Liquidity and Capital Resources

At April 30, 2010, we had current assets of $62,326, working capital deficit of $(1,087,733), and had $38,529 of net cash provided by operating activities during the three month period ended April 30, 2010.

We have provided for our cash requirements to date mainly through cash generated through operations and financing provided by SKI Importers, Inc, a related party to our CEO Dana Pekas, who was owed $25,000 as of April 30, 2010. RXAC plans to seek financing through a combination sale of registered shares and debt financing.

Management is currently looking for more capital to complete our corporate objectives. In addition, we may engage in joint activities with other companies. We cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business acquisition or whether its capital will be further depleted by its operating losses. See Management’s Discussion and Analysis for discussions concerning potential business cooperation or combination with other companies.

OFF-BALANCE SHEET ARRANGEMENTS

On April 27, 2010, we entered into a Joint Venture agreement with a Florida-based metals recycling company for acquiring, processing, managing quality control, and delivering ferrous metals for commercial related accounts. The Joint Venture partner's asset recovery, processing and sorting capabilities will provide us with an ample supply of recycled ferrous metals to sell to clients domestically and internationally. As of April 30, 2010 $5,049 in revenue and $4,363 worth of expenses had been generated from this arrangement which has been included in the financials.

On May 11, 2010, the Company's wholly-owned subsidiary, Asset Recovery of America, entered into a Joint Venture agreement with a Florida-based demolition company. The Joint Venture includes an asset recovery project in Orlando, Florida, valued at US$190,000 and also provides us with ferrous and non-ferrous metals being removed from the project, which ARA will be able to process and resell.

On May 20, 2010, we entered into a Joint Venture agreement with another Florida-based demolition and processing company. The company is supplying us with an Accumulation Yard location to which individuals and commercial accounts can deliver ferrous metals. Pursuant to the terms and conditions of the agreement, the demolition company shall provide us with the processed ferrous metals that are then sold by the Company. The net profit is shared evenly between the parties.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2010, due to the material weaknesses resulting from not having an Audit Committee or any independent directors. Please refer to our Annual Report on Form 10-K as filed with the SEC on February 9, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the three months ended April 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Issuance of Equity Securities in exchange for services:

None.

2.

Convertible Securities:

On April 29, 2010, the "Company entered into a Line of Credit Note (the "Note") with Paramount Trading Company, Inc. ("Paramount"). Under the terms of the Note, the Company may borrow up to $250,000, for general working capital. The minimum advance under the Note is $25,000 and the interest rate of the Note is 8%. The Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the Note may be declared immediately due and payable. Further Paramount shall have the right, but not the obligation, at any time, to convert all or any portion of the outstanding principal amount and accrued interest into fully paid and non-assessable shares of Company's Common Stock.

On February 22, 2010 the Company issued a two hundred fifty thousand dollar ($250,000) 10% Convertible Promissory Note payable to the majority member of UTP, with such Note being fully due and payable on or before December 31, 2010.

3.

Outstanding Warrants:

None.

4.

Sales of Equity Securities for Cash:

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing Reference
3.1(a)	Articles of Incorporation	Filed with the SEC on February 27, 2009 as part of our Registration Statement on Form S-1.
3.1(b)	Amended Articles of Incorporation	Filed with the SEC on February 25, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on February 27, 2009 as part of our Registration Statement on Form S-1.
10.1	Asset Purchase Agreement between Resource Exchange of America Corp. and UPT Holdings, LLC.	Filed with the SEC on February 25, 2010 as part of our Current Report on Form 8-K.
10.2	Joint Venture Agreement between Resource Exchange of America Corp. and Harry’s Hauling, LLC dated May 11, 2010.	Filed with the SEC on May 18, 2008 as part of our Current Report on Form 8-K.
10.3	Joint Venture Agreement between Resource Exchange of America Corp. and T & M Salvage, Inc. dated April 27, 2010.	Filed with the SEC on May 6, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.02	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE EXCHANGE OF AMERICA CORP.

Dated: June 17, 2010	By: /s/ Dana Pekas
Dana Pekas
Chief Executive Officer, President and Treasurer