Form 10-QT
period 2010-06-30
RESOURCE EXCHANGE OF AMERICA CORP.
filed 2010-08-20
CIK 1456993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _____________

. X TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from May 1, 2010 to June 30, 2010

Commission File Number 333-157565

RESOURCE EXCHANGE OF AMERICA CORP.

(Name of small business issuer in its charter)

Florida	26-4065800
(State of incorporation)	(I.R.S. Employer Identification No.)

1990 Main Street, Suite 750

Sarasota, FL 34236

(Address of principal executive offices)

(941) 309-5190

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

As of August 16, 2010, there were 75,000,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

RESOURCE EXCHANGE OF AMERICA CORP.*

*Please note that throughout this Transition Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "RXAC" refers to Resource Exchange of America Corp.

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

RESOURCE EXCHANGE OF AMERICA CORP.

(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)

REPORT ON REVIEWS OF

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWO AND FIVE MONTHS ENDED

JUNE 30, 2010 AND 2009

RESOURCE EXCHANGE OF AMERICA CORP.

 (FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)

August 20, 2010

To the Board of Directors

Resource Exchange of America Corp.

Sarasota, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Resource Exchange of America Corp. (formerly known as Mobieyes Software, Inc.) as of June 30, 2010 and the related consolidated statements of operations for the two and five months then ended and the related statements of changes in stockholders’ equity (deficit) and cash flows for the five months ended June 30, 2010.  We have reviewed the accompanying statement of operations of UTP Holdings, LLC for the two and five months ended June 30, 2009 and the statement of cash flows for the five months ended June 30, 2009.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of UTP Holdings, LLC, as of January 31, 2010 and the related statements of operations and cash flows for the one month then ended, and in our report dated June 14, 2010 we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of January 31, 2010, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has experienced a loss of $180,666 for the five months ended June 30, 2010.The Company also has a working capital deficiency of $1,134,800 at June 30, 2010. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bobbitt, Pittenger & Company, P.A.

Certified Public Accountants

RESOURCE EXCHANGE OF AMERICA CORP.
(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)
CONSOLIDATED BALANCE SHEETS

	June 30,	January 31,
	2010	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,683	$32,736
Accounts receivable		75,676
Demolition-in-progress	163,351
Inventory		12,450
Notes receivable, current portion	53,720	38,137
Other current assets	1,480

TOTAL CURRENT ASSETS	223,234	158,999

NOTES RECEIVABLE, net of current portion	93,666	111,489

PROPERTY AND EQUIPMENT, NET	1,454

GOODWILL	250,000

TOTAL ASSETS	$568,354	$270,488

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$152,743	$5,813
Lines of credit	854,130	841,323
Convertible note payable	351,161

TOTAL CURRENT LIABILITIES	1,358,034	847,136

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.0001 par value; 250,000,000 shares authorized: 75,000,000 at June 30, 2010 and January 31, 2010, issued and outstanding	7,500	7,500
Additional paid-in capital	12,079	12,079
Accumulated deficit	(809,259)	(596,227)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(789,680)	(576,648)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$568,354	$270,488

See report of independent registered public accounting firm and notes to consolidated financial statements.

RESOURCE EXCHANGE OF AMERICA CORP.
(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Two	For the Five	For the Two	For the Five
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2010	June 30, 2010	June 30, 2009	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$275,298	$347,988	$566,066	$1,187,792

COST OF REVENUES	(127,037)	(184,433)	(396,212)	(837,677)

GROSS PROFIT	148,261	163,555	169,854	350,115

EXPENSES
Selling, general and administrative	97,747	124,020	19,448	37,428
Freight and delivery charges	2,400	8,137	114,315	221,794
Professional fees	89,512	189,898	13,975	32,661

TOTAL EXPENSES	189,659	322,055	147,738	291,883

(LOSS) INCOME FROM OPERATIONS	(41,398)	(158,500)	22,116	58,232

OTHER EXPENSE
Interest expense	11,546	22,166	2,932	8,908

Net loss before income tax benefit (expense)	(52,944)	(180,666)	19,184	49,324

Income tax benefit (expense)	-	-	-	-

NET (LOSS) INCOME	$(52,944)	$(180,666)	$19,184	$49,324

(Loss) income per share:

Basic	$(0.001)	$(0.002)	$0.000	$0.001
Diluted	$(0.001)	$(0.002)	$0.000	$0.001

Weighted average number of common
shares outstanding:

Basic	75,000,000	75,000,000	75,000,000	75,000,000
Diluted	75,000,000	75,000,000	75,000,000	75,000,000

See report of independent registered public accounting firm and notes to consolidated financial statements.

RESOURCE EXCHANGE OF AMERICA CORP.
(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE FIVE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2010	13,200,000	$1,320	$18,259	$(596,227)	$(576,648)

Shares retired	(10,200,000)	(1,020)	1,020	-	-

25-1 forward stock split	72,000,000	7,200	(7,200)	-	-

Balance, January 31, 2010 restated for shares retired and stock split	75,000,000	7,500	12,079	(596,227)	(576,648)

Distributions	-	-	-	(32,366)	(32,366)

Net loss	-	-	-	(180,666)	(180,666)

June 30, 2010	75,000,000	$7,500	$12,079	$(809,259)	$(789,680)

See report of independent registered public accounting firm and notes to consolidated financial statements.

RESOURCE EXCHANGE OF AMERICA CORP.
(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FIVE MONTHS ENDED JUNE 30,

	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) income	$(180,666)	$49,324
Adjustments to reconcile net (loss) income to net cash
(used) provided by operating activities:
Depreciation	44	-
Changes in operating assets and liabilities:
Accounts receivable	75,676	(21,052)
Inventory	12,450	(28,589)
Demolition-in-progress	(163,351)	-
Other current assets	(1,480)	24,474
Accounts payable and accrued expenses	146,930	4,167

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(110,397)	28,324

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in notes receivable	2,240	(850)
Purchase of property and equipment	(1,498)	-

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	742	(850)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	-	(9,093)
Proceeds from convertible note payable	101,161	-
Principal payments on lines of credit	(114,193)	-
Draws on lines of credit	127,000	-
Capital contributions		175,000
Stockholders' distributions	(32,366)	(227,337)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	81,602	(61,430)

DECREASE IN CASH AND CASH EQUIVALENTS	(28,053)	(33,956)

CASH AND CASH EQUIVALENTS, beginning of period	32,736	124,780

CASH AND CASH EQUIVALENTS, end of period	$4,683	$90,824

SUPPLEMENTAL INFORMATION

Cash paid for interest	$11,341	$8,908

NONCASH OPERATING ACTIVITIES

Purchase of net assets of UTP Holdings, LLC through
convertible note payable	$250,000

See report of independent registered public accounting firm and notes to consolidated financial statements.

RESOURCE EXCHANGE OF AMERICA CORP.

(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWO AND FIVE MONTHS ENDED JUNE 30, 2010 AND 2009

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

Reverse Acquisition Accounting

Mobieyes Software, Inc. (Mobieyes) was incorporated in Florida on January 15, 2009.  UTP Holdings, LLC (UTP) was organized on September 4, 2004 as a Florida limited liability company. UTP Holdings, LLC became a wholly-owned subsidiary of Mobieyes Software, Inc. pursuant to a merger on February 22, 2010. Under the purchase method of accounting in a business combination effected through an exchange of equity interests, the entity that issues the equity interests is generally the acquiring entity. In some business combinations (commonly referred to as reverse acquisitions), however, the acquired entity issues the equity interests. FASB ASC 805, “Business Combinations,” requires consideration of the facts and circumstances surrounding a business combination that generally involve the relative ownership and control of the entity by each of the parties subsequent to the merger. Based on a review of these factors, the February 22, 2010 merger with UTP Holdings, LLC (the “Merger”) was accounted for as a reverse acquisition (i.e., Mobieyes was considered the acquired company and UTP was considered the acquiring company). As a result, Mobieyes’ assets and liabilities as of February 22, 2010, the date of the Merger closing, have been incorporated into UTP’s balance sheet based on the fair values of the net assets acquired. ASC 805 also requires an allocation of the acquisition consideration to individual assets and liabilities including tangible assets, financial assets, separately recognized intangible assets, and goodwill. In consideration for the merger, Mobieyes executed a $250,000, 10% convertible promissory note payable to the majority member of UTP. The note is due and payable on or before December 31, 2010.  The transaction resulted in the recognition of goodwill in the amount of $250,000. Further, the Company’s operating results (post-Merger) include UTP’s operating results prior to the date of closing and the results of the combined entity following the closing of the Merger.

Organization, Nature, and Continuance of Operations

The Company is a metals recycling company with operations based in the United States. The Company was formed to sell recycled ferrous and nonferrous metals to customers in the U.S. and abroad. The Company’s main operations and services include acquisition of recyclable materials such as scrap metals sourced from suppliers in North America and the resale of such material to customers in the U.S, and the demolition of large heavy steel structures.  The Company believes the use of recycled material is both environmentally friendly and is a key part of today's competitive manufacturing process to lower costs. The Company’s major customers are U.S.-based steel mills and recycled material traders.

On February 23, 2010, Mobieyes changed its name to Resource Exchange of America Corp (“the Company”). In April, 2010, the Company formed a subsidiary, Asset Recovery of America, LLC, which specializes in the demolition of large heavy steel structures.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has experienced a loss of $180,666 for the five months ended June 30, 2010. The Company also has a working capital deficiency of $1,134,800 at June 30, 2010. To date the Company has funded operations through the issuance of promissory notes and lines of credit.  Management’s plan is to continue raising funds through future equity or debt financings as needed until it achieves profitable operations.  The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its business and development activities and to fund ongoing losses, if needed, and ultimately on generating profitable operations.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

RESOURCE EXCHANGE OF AMERICA CORP.

(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWO AND FIVE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fiscal Period

Mobieyes had a fiscal year end of January 31st. Under reverse acquisition rules, the combined organization would have been required to adopt UTP’s year end, which had been December 31st. After the Merger, the Company’s Board of Directors approved a resolution to keep the fiscal year end of January 31st. On July 28, 2010, the Company’s Board of Directors approved a resolution to change the fiscal year end to December 31st.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of deposits with maturities of less than three months from date of purchase, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash equivalents at June 30, 2010 or January 31, 2010.

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

The carrying amount reported in the balance sheet for cash, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amount of the notes receivable approximates fair value based on the interest rate. The carrying amount of the convertible note payable and lines of credit approximates fair value because they are priced at interest rates consistent with the

RESOURCE EXCHANGE OF AMERICA CORP.

(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWO AND FIVE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements (Continued)

Company’s current borrowing rates on similar debt based on the security underlying the debt or the conversion features associated with the debt.

Fair values of assets and liabilities measured on a nonrecurring basis at June 30, 2010 are as follows:

		Significant
		Unobservable
		Inputs
	Fair value	(Level 3)

Goodwill	$250,000	$250,000

Goodwill was recorded for the value associated with the merger with UTP Holdings, LLC.

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

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Interest income, finance or late fee charges are accrued monthly but not recognized on past due trade receivables until management determines that such interest or charges will be collected. As of June 30, 2010 there were no accounts receivable. As of January 31, 2010, management determined that all accounts receivable were collectible and therefore no allowance for uncollectible accounts was considered necessary.

Inventory

Inventory is stated at the lower of cost or market and consists primarily of HMS1 scrap metal held for sale.

Sales Commissions

The Company has sales commission agreements with various entities and individuals. Sales commissions are expensed when revenue from the sale of products is recognized.

RESOURCE EXCHANGE OF AMERICA CORP.

(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWO AND FIVE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2)

Delivery has occurred;

3)

The fee is fixed or determinable; and

4)

Revenue is reasonably assured.

Revenues from demolition contracts are recognized on the percentage of completion method.  Under this method, revenue is measured by the percentage of costs incurred to date to estimated total costs for each contract.  Management considers total cost to be the best available measure of progress on the contracts.  Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term.

Contract costs include all direct material, labor, equipment rental and subcontractors costs and certain indirect costs related to contract performance such as supplies, tools, repairs and similar costs.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Operating expenses are charged to expense as incurred.  Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and revenues in the near term.  These changes are recognized in the period in which the revisions are determined.

Loss Per Share

Loss per share is computed using the basic and diluted calculations on the statement of operations.  Basic loss per share is calculated by dividing net loss available to common share stockholders by the weighted average number of shares of common stock outstanding for the period.  Weighted average number of shares has been adjusted for stock splits and reverse stock splits.  Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method.  The number of shares not included in the calculation at June 30, 2010 as the effect is antidilutive totaled 1,035,142.

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

Comprehensive Income (Continued)

Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources.  The Company has no components of comprehensive income and, accordingly, net loss is equal to comprehensive loss for the five months ended June 30, 2010 and 2009.

RESOURCE EXCHANGE OF AMERICA CORP.

(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWO AND FIVE MONTHS ENDED JUNE 30, 2010 AND 2009

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

In May 2009 the FASB issued ASC Topic 855 (“ASC 855”) “Subsequent Events”. ASC 855 establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 is effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 in the period ended January 31, 2010 and has evaluated subsequent events through the date the report was issued.

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

The amendment also clarifies some existing disclosure requirements. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. In terms of disclosure about inputs and valuation techniques, a reporting entity should provide disclosures about the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The final amendments to the Accounting Standards Codification will be effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis. That requirement will be effective starting in annual periods beginning after December 15, 2010. The Company is currently assessing the impact that this amendment will have on the financial statements.

Income Taxes

The Company adopted FASB ASC Topic 740, Income Taxes, at its inception.  Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and based on their characteristics.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  No deferred tax assets or liabilities were recognized as of June 30, 2010 or January 31, 2010, respectively.

RESOURCE EXCHANGE OF AMERICA CORP.

(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWO AND FIVE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

Years

Machinery and equipment	5-7

Repairs and maintenance costs are expensed as incurred.  As items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income. Property and equipment at June 30, 2010 totaled $1,498. The Company had no property and equipment at January 31, 2010. The Company recorded depreciation expense of $44 for the five months ended June 30, 2010. There was no depreciation expense during the five months ended June 30, 2009.

Goodwill and Other Intangible Assets

The Company accounts for intangible assets with indefinite lives in accordance with FASB ASC Topic 350, “Goodwill and Other Intangible Assets” (“ASC 350”), which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. During the period, the Company recorded Goodwill for the value associated with the merger with UTP Holdings, LLC. Under the provisions of ASC 350, goodwill and indefinite-lived intangible assets are required to be tested for impairment annually, in lieu of being amortized, using a fair value approach at the reporting unit level. Furthermore, testing for impairment is required on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill or any indefinite-lived intangible asset exceeds its implied fair value. Impairment losses shall be recognized in operating results. The Company performed an interim test of its intangibles as of June 30, 2010 and determined there was no impairment of the carrying values as of that date.

NOTE B – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue up to 250,000,000 shares of common stock, $.0001 par value, according to the original Articles of Incorporation. On February 19, 2010, the former majority stockholder of Mobieyes Software, Inc., sold 11,118,000 shares of common stock to the majority member of UTP Holdings, LLC. On February 22, 2010 the Company entered into a material definitive agreement with UTP Holdings, LLC, acquiring one hundred percent of the assets of UTP Holdings, LLC. In conjunction with this transaction the majority stockholder issued a $250,000 10% Convertible Promissory Note (see Note G). The note can be converted to shares any time during the term of the note. The number of shares to be issued upon conversion hereof shall be determined by dividing (i) the entire principal amount of the note plus any accrued interest by (ii) the average of the previous five day closing market price of the Company’s common stock (iii) less 25%, rounded up to the nearest whole share.

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

On April 13, 2010, the Company entered into a $250,000 Draw Down Promissory Note with an entity at an 8% interest rate to be used for general working capital (see Note G).  The note can be converted to shares at a conversion price equal to 75% of the average of the closing price of the Company’s common stock during the 30 trading days immediately preceding the conversion date.  Unless converted to common stock, the note will automatically mature and be due and payable on April 13, 2011. As of June 30, 2010, $101,161 had been drawn on this promissory note.

RESOURCE EXCHANGE OF AMERICA CORP.

(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWO AND FIVE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE C – SEGMENT INFORMATION

The Company is organized into operating segments based on operations. These operating segments have been aggregated into two reportable business segments: Sales and Demolition. The reportable segments were determined in accordance with the way that management of the Company develops and executes the Company’s operations. The accounting policies of the business segments are the same as the policies described in Note A.

In accordance with FASB ASC Topic 280, “Segment Reporting”, for purposes of business segment performance measurement, the Company does not allocate to the business segments items that are of a nonoperating nature or corporate organizational and functional expenses of a governance nature. Corporate expenses consist of corporate office expenses including compensation, automobile, occupancy, depreciation, and other administrative costs.

Assets of the Sales segment consist of cash, notes receivable, accrued interest and goodwill. Assets of the Demolition segment consist of cash and work in progress. All other assets including fixed assets are allocated to Corporate and Other.

Consolidated Operations by Business Segment
For the five months ended June 30, 2010

	Sales	Demolition	Corporate and other

Net sales	$184,637	$163,351	$-

Operating (loss) income	$(185,545)	$67,870	$(40,825)

Interest expense	$-	$-	$22,166

Depreciation	$-	$-	$44

Assets	$402,750	$164,150	$1,454

NOTE D – DEMOLITION-IN-PROGRESS

Costs and estimated earnings on uncompleted contracts are as follows as of June 30, 2010:

Costs incurred on uncompleted contracts	$95,481
Estimated earnings	67,870
163,351

Billings to date	-

$163,351

These items are included in the accompanying consolidated balance sheet under the following captions:

Demolition-in-progress	$163,351

RESOURCE EXCHANGE OF AMERICA CORP.

(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWO AND FIVE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE E – RELATED PARTY TRANSACTIONS

The Company has entered into an operating rental agreement with an entity that is owned by the Company’s majority stockholder and also a separate rental agreement with a board member of the Company which is outlined in Note H.

The Company has entered into a consulting agreement for the purpose of providing management and accounting services to the Company with an entity that is 100% owned by the Company’s majority stockholder. Under the agreement, the Company paid a total of $38,050 and $15,000, and has accrued consulting expenses of $97,308 and $0 to the related entity during the five months ended June 30, 2010 and 2009, respectively.

The Company has entered into a convertible promissory note agreement with the Company’s majority stockholder, effective February 22, 2010, in the amount of $250,000 (see Note B and G).

The Company entered into a line of credit agreement with an entity that is owned by the Company’s majority stockholder (see Note G).

NOTE F - NOTES RECEIVABLE

On November 24, 2009, the Company entered into two separate note receivable agreements with a Florida salvage company. One note bears interest, beginning March 3, 2010, at 5% annually. Weekly payments of $881, including principal and interest, were to begin on April 10, 2010 with the note maturing on March 30, 2013. As of June 30, 2010, no payments have been made on this note. The balance on the note as of June 30, 2010 is $127,593. Accrued interest at June 30, 2010 totaled $1,480. The second note bears no interest and is due in monthly installments of $373.46 that began on December 16, 2009 and matures December 16, 2014. The balance remaining on the note as of June 30, 2010 is $19,793. Since entering into the notes receivable agreements, the financial position of the Florida salvage company has deteriorated and it is uncertain at this time whether the full amount of the notes will be collected. The Company has filed suit against the Florida salvage company to collect the amounts due.

NOTE G – CONVERTIBLE NOTES PAYABLE AND LINES OF CREDIT

The Company entered into a convertible promissory note with the Company’s majority stockholder, effective February 22, 2010 for $250,000. The annual interest rate on the note is 10%. The note matures December 31, 2010. The entire principal amount of the note and any accrued interest may be converted into shares of the Company’s common stock at any time during the term of the note. The number of shares to be issued upon conversion shall be determined as of the date of receipt of conversion notice by the Company from the holder by dividing (i) the entire principal amount of this note plus any accrued interest by (ii) the average of the previous five day closing market price of the Company’s common stock (iii) less 25%, rounded up to the nearest whole share.  The balance of the convertible promissory note was $250,000 at June 30, 2010.

On April 13, 2010, the Company entered into a $250,000 Draw Down Promissory Note with an entity at an 8% interest rate to be used for general working capital.  The note can be converted to shares at a conversion price equal to 75% of the average of the closing price of the Company’s common stock during the 30 trading days immediately preceding the conversion date.  Unless converted to common stock, the note will automatically mature and be due and payable on April 13, 2011. The balance of the convertible promissory note was $101,161 at June 30, 2010.

UTP Holdings, LLC entered into a line of credit agreement with a financial institution effective January 31, 2005 allowing for borrowings of up to $800,000 with annual interest of prime, 3.25% at June 30, 2010. As part of the acquisition by the Company of UTP Holdings, LLC (see Note A), the Company assumed the outstanding line of credit and agreed to repay it on or before December 31, 2010. The line of credit is secured by the majority stockholder’s principal residence. Monthly interest-only payments are required. As of June 30, 2010 and January 31, 2010, the outstanding balances were $779,130 and $780,073, respectively.

The Company entered into a line of credit agreement with an entity owned by the Company’s majority stockholder, effective March 18, 2010 allowing for borrowings of up to $150,000 with annual interest of 8%. The line of credit is unsecured and all borrowings plus interest are due on demand. The balance on the line of credit at June 30, 2010 was $75,000. In the months of July and August, 2010 the Company received an additional $45,250 of draws against the line of credit.

RESOURCE EXCHANGE OF AMERICA CORP.

(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWO AND FIVE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE H – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases an office facility under a month to month agreement.  The facility is leased from an entity owned 100% by the Company’s majority stockholder.  The Company paid a total of $12,500 and $14,000, including operating expenses, to the related entity for rent during the five months ended June 30, 2010 and 2009, respectively.

The Company leases an office facility under a month to month agreement dated April 19, 2010.  The facility is leased from the Company’s Chief Financial Officer.  The Company paid a total of $4,250 to the related entity for rent during the five months ended June 30, 2010.

The Company makes payments on an automobile leased under the Company’s majority stockholder under a 38 month lease agreement dated December 24, 2008. The monthly obligation under the lease agreement is $516. The Company paid a total of $2,578 during the five months ended June 30, 2010 and 2009.

Future minimum lease payments are as follows:

Year Ending December 31,
2010	$6,188
2011	6,188
2012	1,031

NOTE I – INCOME TAXES

Prior to the merger, Mobieyes had a net operating loss carry forward of approximately $18,000. However, under IRC section 382, the amount of loss available to be offset against future taxable income is limited when there is a substantial change in ownership. Therefore, this amount may not be available to offset future taxable income. Prior to the merger, UTP was a limited liability company. Under provisions of the Internal Revenue Code, limited liability companies that are treated as partnerships are not subjected to income taxes, and any income or loss realized is taxed to the individual members. Therefore at January 31, 2010, there was no deferred tax asset or liability.

Post merger deferred tax asset:

June 30, 2010
Deferred tax asset:
Net operating loss carryforward	$61,304

Valuation allowance	(61,304)

Net deferred tax asset	$-

RESOURCE EXCHANGE OF AMERICA CORP.

(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWO AND FIVE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE J – EMPLOYMENT AND CONSULTING AGREEMENTS

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

In March 2010, the Company entered into a 60-day consulting agreement with a financial advisory company. The consultant will serve as the primary group used to raise monies on the Company’s behalf. In consideration for the services rendered by the consultant, the Company pays 8% of the gross value of a transaction in cash up to $25,000,000 in funding for which compensation is paid to the consultant, 6% in cash on $25,000,001 to $50,000,000 in funding for which compensation is paid to the consultant, and 4% in cash on funding above $50,000,000. The agreement called for the Company to pay a non-refundable fee of $10,000 at the time the agreement was executed.  The payment has not been made as of the date of the financial statements. Subsequent to the execution of the contract, it was agreed by both parties that the payment would be made at a later date. In August 2010, this agreement was terminated.

In April 2010, the Company entered into a one-year consulting agreement with an investor relations group. The consultant will handle all incoming investor and related matters for the Company. In consideration for the services rendered by the consultant, the Company pays $2,500 each month during the term of the contract. In June 2010, this agreement was terminated.

In June, 2010, the Company entered into a one-year consulting agreement with an investor relations group. The consultant will handle all incoming investor and related matters for the Company. In consideration for the services rendered by the consultant, the Company pays $2,500 each month during the term of the contract.

In June, 2010, the Company entered into an employment and asset acquisition agreement with an individual. The employment agreement defines the terms of his employment with the Company as Vice President, Global Development, and Market for the Company and as President of the Company’s wholly-owned subsidiary, Sea Lion Ocean Freight, LLC (Sea Lion, LLC) (see Note M), effective July 6, 2010 (the “Effective Date”). The initial term of the individual’s employment under the employment agreement is for approximately (3) years, with the termination date set for May 31, 2013 (unless earlier terminated in accordance with the terms of the employment agreement). Among other terms, the employment agreement provides that the individual will seek out, identify and evaluate possible opportunities for the Company or any of its subsidiaries to do business.  As consideration, the individual will receive an annual salary of $87,500, with payments made weekly starting on the Effective Date. Pursuant to the terms and conditions of the asset acquisition agreement, the individual will transfer certain assets of his company to Sea Lion, LLC, including, but not limited to, various volume service contracts with top ocean freight carriers as well as Federal Maritime licenses. As consideration for the transferred assets, the individual was paid $20,000 at the execution date of the asset  acquisition agreement and will be paid an additional $5,000 when the first acquisition agreement is signed for a vessel to be broken in Mexico.

On May 11, 2010, the Company, through its wholly owned subsidiary, Asset Recovery of America, LLC (“ARA”), entered into the first of a series of contracts with a Florida-based demolition company (“demolition company”) and its principal. The first was a definitive joint venture agreement whereby the Company agreed to provide all financing and administrative services necessary for the demolition company to conduct all demolition operations associated with each project that the parties to the joint venture engaged upon. The gross profits were to be split equally between the Company and the demolition company.  On June 21, 2010, the joint venture was terminated in favor of an employment agreement with the principal of the demolition company in order to more effectively integrate the principal into the organizational structure of the Company.  Per the terms of the employment agreement, the principal would serve as the Demolition Manager for ARA from an effective date of June 8, 2010 through May 31, 2013 for a base salary of $87,500 per year, and the right to receive shares of the Company's common stock based on certain other criteria fully set forth in the employment agreement. Also under the employment agreement, the Company would be entitled to certain assets of the demolition company of which the principal is the President and co-founder, in exchange for a base amount of $30,000, subject to additional compensation as set forth in the employment agreement.  The relationship was changed again on June 9, 2010, this time to make ARA a subcontractor of the demolition company, to provide ARA access to the $250,000 Payment Bond posted by the demolition company on the Winter Park High School 9th Grade Center project in Winter Park Florida.

RESOURCE EXCHANGE OF AMERICA CORP.

(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWO AND FIVE MONTHS ENDED JUNE 30, 2010 AND 2009

NOTE K – JOINT VENTURE AGREEMENTS

In April 2010, the Company entered into a joint venture agreement with a company. The parties intend to conduct the following business transactions together in a joint venture (i) the acquisition of scrap metal from the seller and (ii) the resale of the product to the buyer. The term of the agreement will extend until either party has given 15 days notice that it no longer wishes to continue to enter into joint transactions. Under the terms of the joint venture, after payment to the company for processing and transportation fees, the gross profits will be split equally between the companies.  In June 2010, this agreement was terminated.

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

NOTE L – PRO FORMA INFORMATION

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

NOTE M - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued.

In the months of July and August, 2010 the Company received $45,250 of draws against the line of credit from the entity owned by the majority stockholder (see Note G).

In July 2010, the Company formed a subsidiary, Sea Lion Ocean Freight, LLC.

August 20, 2010

To the Board of Directors

Resource Exchange of America Corp.

(Formerly known as Mobieyes Software, Inc.)

Sarasota, Florida

ACCOUNTANTS’ REPORT ON SUPPLEMENTARY INFORMATION

Our report on our review of the basic consolidated financial statements of Resource Exchange of America Corp. (formerly known as Mobieyes Software, Inc.) for the two and five months ended June 30, 2010 appears on page 1.  That review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.  The information included in the accompanying supplementary schedules is presented only for supplementary analysis purposes.  Such information has been subjected to the inquiry and analytical procedures applied to the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.

/s/ Bobbitt, Pittenger & Company, P.A.

Certified Public Accountants

RESOURCE EXCHANGE OF AMERICA CORP.
(FORMERLY KNOWN AS MOBIEYES SOFTWARE, INC.)
SCHEDULE OF DEMOLITION-IN-PROGRESS
FOR THE FIVE MONTHS ENDED JUNE 30, 2010

		Estimated	Estimated								Backlog
	Current	Cost of	Gross	Percent	Earned	Cost to	Gross	Progress	Under	Over	Revenue	Cost to	Estimated
Contract	Contract	Contract	Profit	Complete	Revenue	Date	Profit	Billings	Bilings	Billings	Remaining	Complete	Gr Profit

528 Huntingon Avenue	$233,637	$136,564	$97,073	70%	$163,351	$95,481	$67,870	$ -	$163,351	$ -	$70,286	$ 41,083	$29,203

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On February 22, 2010, the Company entered into an Asset Purchase Agreement with UTP Holdings, LLC, a privately held Florida limited liability company ("UTP"). In accordance with the terms and provisions of the Purchase Agreement, the Company acquired one hundred percent of the assets of UTP in exchange for (i) the assumption of the outstanding balance of a line of credit issued to Dana J. Pekas, UTP's majority shareholder, by Regions Bank (f/k/a AmSouth Bank) in an amount of up to $800,000 which shall be fully repaid on or before December 31, 2010; and, (ii) the issuance of a two hundred fifty thousand dollar ($250,000) 10% Convertible Promissory Note, with such Note being fully due and payable on or before December 31, 2010. The Purchase Agreement closed on February 22, 2010. As a result of the Purchase Agreement transaction, our principal business became the business of UTP, which is more fully described herein. Accordingly, the Company changed its name to Resource Exchange of America Corp. by way of Certificate of Amendment to its Articles of Incorporation filed with the Florida Secretary of State on February 23, 2010.

On April 27, 2010, the Company entered into a definitive Joint Venture Agreement with T & M Salvage, Inc. (“T & M”). Under the terms of the Joint Venture, after payment to T & M for processing and transportation fees, the gross profits shall be split equally between the Company and T & M. The full duties of the Company and T&M are set forth in the Agreement. This agreement was mutually terminated due to incompatible systems of inventory tracking between the parties.

Additionally, on April 21, 2010, the Company formed a wholly-owned subsidiary, Asset Recovery of America, LLC, a Florida limited liability company formed to hold various demolition licenses for the benefit of the Company.

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

We are currently working to consolidate in the metals recycling industry by rolling up companies within asset recovery, processing and brokering of ferrous and nonferrous scrap metal. The company will identify and bring together the best companies within the recycling industry and draw on the strengths of the individual companies while combining forces to achieve synergy and obtain the ability to tackle the biggest jobs. With its access to deep water ports, the company will be able to sell the scrap metal to clients domestically as well as abroad. We intend to initially offer demolition services in Florida with plans to expand to other states in the Southeastern United States. We will sell ferrous and nonferrous metal to both U.S. buyers as well as buyers abroad. Our goal is to deliver reliable, high-quality services to all our clients, big and small, local, domestic and international.

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

Developments during the Transition Period

On May 3, 2010, Seale & Beers, CPA (“SB”), was dismissed as the registered independent public accountant for the Company. Concurrently, Bobbitt, Pittenger, & Company, P.A. (“BPC”) was appointed as the registered independent public accountant for the Company. The decisions to appoint BPC and to dismiss SB were approved by the Board of Directors of the Company on May 3, 2010.

On May 11, 2010, the Company, through its wholly owned subsidiary, Asset Recovery of America, LLC (“ARA”), entered into the first of a series of contracts with Agreement with Harry’s Haul, LLC. (“HHL”) and its principal, Jason Livingston. The first was a definitive Joint Venture whereby the Company agreed to provide all financing and administrative services necessary for HHL to conduct all demolition operations associated with each project that the parties to the joint venture engaged upon. The gross profits were to be split equally between the Company and HHL.  On June 21, 2010, the Joint Venture was terminated in favor of an employment agreement with the principal of joint venture Harry’s Haul, LLC in order to more effectively integrate Mr. Livingston into the organizational structure of ARA and REAC.  Per the terms of the Employment Agreement, Mr. Livingston shall serve as the Demolition Manager for ARA from an effective date of June 8, 2010 through May 31, 2013 for a base salary of $87,500 per year, and the right to receive shares of the Company's common stock based on certain other criteria fully set forth in the Employment Agreement. Also under the Employment Agreement, the Company is entitled to certain assets of HHL, of which Mr. Livingston is the President and co-founder, in exchange for a base amount $30,000, subject to additional compensation as set forth in the Employment Agreement.  The relationship was changed once again, on June 9, 2010, this time to make ARA a subcontractor of Harry’s Haul, LLC, to provide ARA access to the $250,000 Payment Bond posted by Harry’s Haul, LLC, on the Winter Park High School 9th Grade Center project in Winter Park Florida.

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

On June 2, 2010, the Company entered into a definitive Joint Venture Agreement with Thomas Griffin International, Inc. dba Sea Lion Ocean Freight (“Griffin International”). Under the terms of the Joint Venture, the Company has agreed to provide all financing and administrative services necessary for Griffin International to explore, discover, and develop projects involving the importation and exportation of ferrous and non-ferrous metal processing, shipment, and delivery projects within the Gulf of Mexico and Caribbean Region. The Joint Venture will last until the completed transfer of the licenses from Thomas Griffin to the Company or its designated subsidiary. The Company shall retain all revenues and profits from the projects until it receives the licenses Griffin International will be transferring to the Company.

Concurrently, on June 2, 2010, the Company entered into an employment agreement (the “Griffin Agreement”) with Mr. Griffin defining the terms of his employment with the Company as Vice President, Global Development, and Market for the Company and as President of the Company’s subsidiary, Sea Lion Ocean Freight, LLC, effective July 6, 2010 (the “Effective Date”). The initial term of Mr. Griffin’s employment under the Griffin Agreement is for approximately (3) years, with the termination date set for May 31, 2013 (unless earlier terminated in accordance with the terms of the Griffin Agreement). Among other terms, the Griffin Agreement provides that Mr. Griffin will seek out, identify and evaluate possible opportunities for the Company or any of its subsidiaries to do business.  As consideration, Mr. Griffin will receive an annual salary of $87,500.00, with payments made weekly starting on the Effective Date. Additionally, Mr. Griffin will be eligible to participate in the Company’s quarterly profit sharing incentive, as outlined in the Griffin Agreement. As a result of the aforementioned Employment & Acquisition Agreement, the Joint Venture Agreement will terminate as of the Effective Date of the Griffin Agreement, thereby rendering the Joint Venture Agreement moot, and effectively terminated.

On June 21, 2010, the Company entered into an Asset Acquisition Agreement (“Asset Acquisition”) with Thomas L. Griffin (“Mr. Griffin”), an individual. Mr. Griffin owns Griffin International, which does business under the name Sea Lion Ocean Freight (“Sea Lion”), unrelated to Sea Lion Ocean Freight, LLC (“Sea Lion, LLC), the Company’s wholly-owned subsidiary. Pursuant to the terms and conditions of the Asset Acquisition, Mr. Griffin shall transfer certain assets of Sea Lion, including but not limited to various volume service contracts with top ocean freight carriers. Additionally, Mr. Griffin shall transfer to, or establish with the Company his Federal Maritime licenses. The terms of the Asset Acquisition render that certain Joint Venture between the Company and Griffin International ineffective. As consideration for the transferred assets, Mr. Griffin will be paid $20,000 at the execution of the Asset Acquisition. He will be paid an additional $5,000 when the first Acquisition agreement is signed for a vessel to be broken in Mexico.

RESULTS OF OPERATIONS

Comparison of the five months ended June 30, 2010 and 2009

For the five month period ended June 30, 2010 compared to the five month period ended June 30, 2009, we had a net loss of $(180,666) compared to net income of $49,324 respectively. This loss was attributable to an increase in professional fees of $157,237 and a decrease in gross profits of $186,560.

Revenue was generated during the five month period ended June, 2010 of $347,988 compared to the five month period ended June 30, 2009 of $1,187,792.  This decrease was due to a shift of limited resources from sales to business acquisitions.

For the five month period ended June 30, 2010 compared to the five month period ended June 30, 2009 interest expense increased by $13,258 as a result of additional debt financing.

Liquidity and Capital Resources

At June 30, 2010, we had current assets of $223,234, working capital deficit of $(1,134,800), and had $110,397 of net cash used by operating activities during the five month period ended June 30, 2010.  On June 30, 2010 Asset Recovery of America was engaged in a demolition project that used cash for operations, tools, equipment and freight.  In July ARA completed its obligations with respect to the demolition project with Harry’s Haul, LLC.  The Invoicing /payables for this project are yet to be approved by the General contractor and the owner, which is a government entity (both are required to approve).

We have provided for our cash requirements to date mainly through cash generated from financing activities and financing provided by SKI Importers, Inc, a related party to our CEO Dana Pekas, who was owed $75,000 as of June 30, 2010. REAC plans to seek financing through a combination sale of registered shares and debt financing.

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

GOING CONCERN

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

FUTURE FINANCINGS

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

OFF-BALANCE SHEET ARRANGEMENTS

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

ITEM 4.

CONTROLS AND PROCEDURES

Management’s  Evaluation of Disclosure Controls and Procedures for the Transitional Period

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010, due to the material weaknesses resulting from not having an Audit Committee or any independent directors. Please refer to our Annual Report on Form 10-K as filed with the SEC on February 9, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the two months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding.  No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.  Neither the Company nor any of its subsidiaries is the Defendant in any legal proceeding.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the applicable period, except as otherwise previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

On July 28, 2010, the Board of Directors of the Company approved, effective immediately, a change in the Company's fiscal year end from January 31st to December 31st.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing Reference
3.1(a)	Articles of Incorporation	Filed with the SEC on February 27, 2009 as part of our Registration Statement on Form S-1.
3.1(b)	Amended Articles of Incorporation	Filed with the SEC on February 25, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on February 27, 2009 as part of our Registration Statement on Form S-1.
10.1	Asset Purchase Agreement between Resource Exchange of America Corp. and UPT Holdings, LLC.	Filed with the SEC on February 25, 2010 as part of our Current Report on Form 8-K.
10.2	Joint Venture Agreement between Resource Exchange of America Corp. and T & M Salvage, Inc. dated April 27, 2010.	Filed with the SEC on May 6, 2010 as part of our Current Report on Form 8-K.
10.3	Joint Venture Agreement between Resource Exchange of America Corp. and Harry’s Haul, LLC dated May 11, 2010.	Filed with the SEC on May 18, 2010 as part of our Current Report on Form 8-K.
10.4	Joint Venture Agreement between Resource Exchange of America Corp. and Paw Materials, Inc. dated May 20, 2010.	Filed with the SEC on June 1, 2010 as part of our Current Report on Form 8-K.
10.5	Employment & Acquisition Agreement dated June 21, 2010 by and between the Company's wholly owned subsidiary, ARA, and Jason Livingston.	Filed with the SEC on June 23, 2010 as part of our Current Report on Form 8-K.
10.6	Joint Venture Agreement between Resource Exchange of America Corp. and Thomas Griffin International dba Sea Lion Ocean Freight dated June 2, 2010.	Filed with the SEC on June 23, 2010 as part of our Current Report on Form 8-K.
10.7	Asset Acquisition/Employment Agreement between Resource Exchange of America Corp. and Thomas Griffin dated June 21, 2010.	Filed with the SEC on June 23, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14.	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14.	Filed herewith.
32.02	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE EXCHANGE OF AMERICA CORP.

Dated: August 20, 2010	By: /s/ Dana Pekas
Dana Pekas
Chief Executive Officer, President