Form 10-K/A
period 2010-01-31
RESOURCE EXCHANGE OF AMERICA CORP.
filed 2010-11-19
CIK 1456993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

 X .     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

     .     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:     333-157565

MOBIEYES SOFTWARE, INC.

(Name registrant as specified in its charter)

Florida	26-4065800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1990 Main Street, Suite 750 Sarasota FL 34236
(Address of principal executive offices)

941 309 5190

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 201

San Diego, CA 92103

Telephone (619) 399-3090

Facsimile (619) 399-0120

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. Yes      . No  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

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

Item 9A.

Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer is not a financial or accounting professional, and we lack any accounting staff that is sufficiently trained in the application of U.S. generally accepted accounting principles. Until such time as we hire a chief financial officer or similarly titled person with the requisite experience in the application of U.S. GAAP, there is a likelihood that we may experience material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with GAAP.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of January 31, 2010, based on the criteria set forth in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. As noted above, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer or Chief Financial Officer are not financial or accounting professionals, and we lack any accounting staff that is sufficiently trained in the application of U.S. generally accepted accounting principles. Until such time as we hire a chief financial officer or similarly titled person with the requisite experience in the application of U.S. GAAP, there is a likelihood that we may experience material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mobieyes Software, Inc.

By:	/s/ Dana Pekas
Its:	Dana Pekas Principal Executive Officer President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dana Pekas	November 18, 2010
Dana Pekas
Its:	Principal Executive Officer and President

By:	/s/ David Finkelstein	November 18, 2010
David Finkelstein
Its:	Principal Financial Officer, Treasurer and Secretary

4