Form 10-Q
period 2010-09-30
RESOURCE EXCHANGE OF AMERICA CORP.
filed 2010-11-22
CIK 1456993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

.      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission File Number 333-157565

RESOURCE EXCHANGE OF AMERICA CORP.

(Name of small business issuer in its charter)

Florida	26-4065800
(State of incorporation)	(I.R.S. Employer Identification No.)

1990 Main St. Suite 750

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        .Yes           . No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of November 8, 2010, there were 75,000,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

RESOURCE EXCHANGE OF AMERICA CORP.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Resource Exchange of America Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "RXAC" refers to Resource Exchange of America Corp.

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

September 30, 2010

(Expressed in US dollars)

(unaudited)

Index

Consolidated Balance Sheets

4

Consolidated Statements of Operations

5

Consolidated Statements of Stockholders’ Deficit

6

Consolidated Statements of Cash Flows

7

Notes to the Consolidated Financial Statements

8

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Consolidated Balance Sheets

(Expressed in US Dollars)

	September 30,	January 31,
	2010	2010
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	6,960	32,736
Accounts receivable	146,204	75,676
Inventory	–	12,450
Current portion of notes receivable (Note 4)	63,673	38,137
Other assets	3,352	–

Total Current Assets	220,189	158,999

Property and equipment	1,378	–
Notes receivable (Note 4)	82,592	111,489

Total Assets	304,159	270,488

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	211,156	5,813
Lines of credit (Note 5)	844,103	841,323
Convertible debt, net of unamortized discount of $157,892 (Note 6)	268,889	–
Derivative liabilities (Note 7)	267,095	–

Total Liabilities	1,591,243	847,136

Nature of Operations and Continuance of Business (Note 1)
Subsequent Events (Note 10)

Stockholders’ Deficit

Common Stock Authorized: 250,000,000 common shares, $0.0001 par value Issued and outstanding: 75,000,000 shares	7,500	7,500
Additional paid-in capital	12,079	12,079
Accumulated deficit	(1,306,663)	(596,227)

Total Stockholders' Deficit	(1,287,084)	(576,648)

Total Liabilities and Shareholders' Deficit	304,159	270,488

 (The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Consolidated Statements of Operations

(Expressed in US Dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Eight Months Ended	Eight Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	$	$	$	$

Revenues	65,947	228,090	413,935	1,415,902

Cost of revenues	44,368	167,568	228,801	1,005,245

Gross Profit	21,579	60,522	185,134	410,657

Expenses

Selling, general, and administrative	28,537	59,130	160,694	318,372
Professional fees	114,065	14,516	303,963	47,177

Total Expenses	142,602	73,647	464,657	365,550

Loss from Operations	(121,023)	(13,125)	(279,523)	45,108

Other Income (Expense)

Accretion of discounts on convertible debt	(81,786)	–	(165,284)	–
Gain on fair value of derivatives	7,460	–	56,081	–
Interest expense	(17,178)	(1,787)	(39,344)	(10,695)

Total Other Income (Expense)	(91,504)	(1,787)	(148,547)	(10,695)

Net Loss for the Period	(212,527)	(14,912)	(428,070)	34,412

Net Loss Per Share, Basic and Diluted	–	–	(0.01)	–

Weighted Average Shares Outstanding	75,000,000	75,000,000	75,000,000	75,000,000

 (The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Consolidated Statements of Stockholders’ Deficit

(Expressed in US Dollars)

(unaudited)

	Shares		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
		Amount
	#	$	$	$	$

Balance, January 31, 2010	75,000,000	7,500	12,079	(596,227)	(576,648)

February 22, 2010 – recapitalization transaction

Net liabilities assumed upon recapitalization	–	–	–	(250,000)	(250,000)

Stockholders’ distributions	–	–	–	(32,366)	(32,366)

Net loss for the period	–	–	–	(428,070)	(428,070)

Balance, September 30, 2010	75,000,000	7,500	12,079	(1,306,663)	(1,287,084)

 (The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(unaudited)

	Eight Months Ended	Eight Months Ended
	September 30,	September 30,
	2010	2009
	$	$

Operating Activities

Net income (loss)	(428,070)	34,412

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of discounts on convertible debt	165,284	–
Depreciation	120	–
Gain on fair value of derivatives	(56,081)	–

Changes in operating assets and liabilities:
Accounts receivable	(70,528)	(55,579)
Inventory	12,450	–
Other assets	(3,352)	34,317
Accounts payable and accrued liabilities	205,343	4,444

Net Cash Provided by (Used In) Operating Activities	(174,834)	17,594

Investing Activities

Proceeds from notes receivable	3,361	5,079
Purchase of property and equipment	(1,498)	–

Net Cash Provided By Investing Activities	1,863	5,079

Financing Activities

Proceeds from convertible debt	176,781	–
Net proceeds from (repayments to) lines of credit	2,780	(20,305)
Stockholders’ distributions	(32,366)	(87,293)

Net Cash Provided by (Used in) Financing Activities	147,195	(107,598)

Change in Cash	(25,776)	(84,925)

Cash, Beginning of Period	32,736	124,780

Cash, End of Period	6,960	39,855

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

 (The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

September 30, 2010

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

2.

Mobieyes Software, Inc. (the “Company”) was incorporated under the laws of the State of Florida on January 15, 2009. On February 23, 2010, the Company changed its name to Resource Exchange of America Corp. The Company’s prior business was a mobile enterprise software company aimed at improving productivity of field service organizations. Upon completion of an acquisition agreement described below, the Company adopted the business of UTP Holdings, LLC (“UTP”). The Company is now engaged in the business of recycling ferrous and nonferrous metals to customers in the United States and abroad.

On February 22, 2010, the Company closed an acquisition agreement in which the Company acquired UTP. Refer to Note 3.

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2010, the Company has a working capital deficit of $1,371,054 and has an accumulated deficit of $1,306,663 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

2.

Summary of Significant Accounting Principles

Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include the financial statements of the Company and its’ wholly-owned subsidiaries, UTP Holdings, LLC, Asset Recovery of America, LLC, and Sea Lion Ocean Freight, LLC. All inter-company transactions and balances are eliminated upon consolidation.

Interim Financial Statements

These interim unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future.

Use of Estimates

The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, allowance for doubtful accounts, valuation of convertible debt and derivative liabilities, and deferred asset tax valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the age of receivable and the specific identification of receivables the Company considers at risk.

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

September 30, 2010

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Principles (continued)

Inventory

Inventory is stated at the lower of cost or market and consists primarily of scrap metal.

Property and Equipment

Property and equipment, consisting of machinery and equipment, is stated at cost and is amortized using the straight-line method over their estimated lives of five years.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. Revenue consists of the sale of recycled metals and demolition services. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the service has been performed, and collectability is reasonably assured.

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

The Company has determined that the percentage of completion method is appropriate due to the following: 1) reasonably dependable estimates have been made, 2) the contract clearly specifies the enforceable rights of both the Company and the client, the consideration to be exchanged, and the manner and terms of settlement, 3) the client can be expected to satisfy its obligations under the contract, and 4) the Company can be expected to perform its contractual obligations.

Contract costs include all direct material, labor, equipment rental and subcontractor costs and certain indirect costs related to contract performance such as supplies, tools, repairs and similar costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Operating expenses are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and revenues in the near term. These changes are recognized in the period in which the revisions are determined.

Impairment of Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States. Monetary balance sheet items expressed in foreign currencies are translated into US dollars at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

September 30, 2010

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Principles (continued)

Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2010 and 2009, the Company had no items representing comprehensive loss.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” and ASC 825, “Financial Instruments” require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, lines of credit, and convertible debt. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of accounts receivable and accounts payable and accrued liabilities approximate their current fair values because of their nature and respective maturity dates or durations. The carrying amount of the notes receivable approximates fair value based on the interest rate. The carrying amounts of the convertible note payable and lines of credit approximate fair value because they are priced at interest rates consistent with the Company’s current borrowing rates on similar debt based on the security underlying the debt or the conversion features associated with the debt.

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

September 30, 2010

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Principles (continued)

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. The adoption of this standard on February 1, 2010, with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010, did not have a material effect on the Company’s consolidated financial statements. The adoption of the remainder of the standard is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. The amendments in this update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this update. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Acquisition of UTP Holdings, LLC

On February 22, 2010, the Company entered into and closed an acquisition agreement with UTP Holdings, LLC (“UTP”), a company incorporated under the laws of Florida. The Company agreed to acquire 100% of UTP in exchange for a $250,000 convertible promissory note payable to the majority stockholder of UTP. UTP is engaged in the business of recycling ferrous and nonferrous metals to customers in the United States and abroad.

The acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope ASC 805, “Business Combinations”. Under recapitalization accounting, UTP is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. The Company had a note payable of $250,000 on the acquisition date. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of the business of UTP since inception.

4.

Notes Receivable

On November 24, 2009, the Company entered into two separate note receivable agreements with a Florida salvage company. One note bears interest, beginning March 3, 2010, at 5% per annum. Weekly payments of $881, including principal and interest, were to begin on April 10, 2010 with the note maturing on March 30, 2013. As of September 30, 2010, no payments have been made on this note. The balance on the note as of September 30, 2010 is $127,593. Accrued interest at September 30, 2010 totalled $3,103. The second note bears no interest and is due in monthly instalments of $373 that began on December 16, 2009 and matures December 16, 2014. As of September 30, 2010, the balance on the second note is $18,672.

The Company has filed suit against the Florida salvage company to collect the amount due on the first note. The note maker continues to remain current on the second note receivable to the Company that is subject to a court order requiring payments. This indicates an ability but an unwillingness to pay. Accordingly, the Company is in the process of obtaining a court order regarding this note receivable and believes the note maker will comply with that court order as well.

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

September 30, 2010

(Expressed in US dollars)

(unaudited)

5.

Lines of Credit

a)

Effective January 31, 2005, the Company entered into a line of credit agreement with a financial institution allowing for borrowings of up to $800,000 with annual interest at prime. The line of credit is secured by the principal residence of the President of the Company. Monthly interest-only payments are required. As of September 30, 2010, the outstanding balance is $773,103 (January 31, 2010 - $780,073).

b)

Effective March 18, 2010, the Company entered into a line of credit agreement with an company owned by the President of the Company allowing for borrowings of up to $150,000 bearing interest at 8% per annum. The line of credit is unsecured and all borrowings plus interest are due on demand. The balance on the line of credit at September 30, 2010 is $71,000. Refer to Note 11(c).

6.

Convertible Debt

a)

On February 22, 2010, the Company issued a $250,000 promissory note to the President of the Company. The note bears interest at 10% per annum, is unsecured, and due on December 31, 2010. The holder may convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 75% of the average of the closing market price of the Company’s common stock during the five trading days immediately preceding the conversion date. Refer to Note 11(b).

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $175,081 with an equivalent discount on the convertible debt. During the eight months ended September 30, 2010, $123,838 has been accreted increasing the carrying value of the convertible debt to $198,757. The carrying value of the convertible debt as of September 30, 2010 of $198,757 will be accreted to the face of $250,000 to maturity. During the eight months ended September 30, 2010, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $39,098 and as of September 30, 2010, the fair value of the conversion option derivative liability was $135,983.

b)

On April 13, 2010, the Company entered into a $250,000 draw down promissory note agreement with a non-related party. Amounts drawn on this credit facility bears interest at 8% per annum, is unsecured, and due on April 13, 2011. The holder may convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 75% of the average of the closing market price of the Company’s common stock during the thirty trading days immediately preceding the conversion date. During the eight months ended September 30, 2010, the Company received proceeds of $176,780. Refer to Note 11(a).

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $148,095 with an equivalent discount on the convertible debt. During the eight months ended September 30, 2010, $41,446 has been accreted increasing the carrying value of the convertible debt to $70,131. The carrying value of the convertible debt as of September 30, 2010 of $70,131 will be accreted to the face of $176,780 to maturity. During the eight months ended September 30, 2010, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $16,983 and as of September 30, 2010, the fair value of the conversion option derivative liability was $131,112.

7.

Derivative Liabilities

The conversion options of the convertible debt disclosed in Note 6 are required to record derivatives at their estimated fair values on each balance sheet date with changes in fair values reflected in the statement of operations.

The Company uses the Black-Scholes valuation model to calculate the fair value of the derivative liabilities. The following table shows the weighted average assumptions used in the calculation of the conversion options:

2010

Expected dividend yield	–
Risk-free interest rate	0.17%
Expected life (in years)	0.4
Expected volatility	131%

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

September 30, 2010

(Expressed in US dollars)

(unaudited)

8.

Related Party Transactions

a)

During the eight months ended September 30, 2010, the Company paid $5,460 (2009 - $nil) in rent to the Chief Financial Officer of the Company.

b)

During the eight months ended September 30, 2010, the Company paid $4,126 (2009 - $4,126) for an automobile leased by the President of the Company.

c)

During the eight months ended September 30, 2010, the Company paid $18,500 (2009 - $14,000) in rent to a company controlled by the President of the Company.

d)

During the eight months ended September 30, 2010, the Company incurred $201,512 (2009 - $15,000) in management fees to a company controlled by the President of the Company.

9.

Common Stock

a)

On March 1, 2010, the President of the Company returned 255,000,000 shares of common stock (post-split) to the Company for cancellation.

b)

On March 19, 2010, the Company effected a 25 for 1 forward stock split of the issued and outstanding shares. All share amounts of the Company have been retroactively adjusted for all periods presented.

10.

Subsequent Event

a)

On October 14, 2010, the Company entered into an amending agreement for the convertible debt disclosed in Note 6(b) which fixes the conversion price at $0.45 per share of common stock.

b)

On October 21, 2010, the Company entered into an amending agreement for the convertible debt disclosed in Note 6(a) which extends the due date to December 31, 2011.

c)

On October 21, 2010, the Company entered into an amending agreement for the line of credit disclosed in Note 5(b) which extends the due date to December 31, 2011, adds a option to convert principal and accrued interest into shares of common stock of the Company.

d)

On November 1, 2010, the Company entered into an asset purchase agreement with GreenCo Corporation (“GreenCo”), a company under common control. Under the terms of the agreement GreenCo transferred all of its assets including but not limited to intellectual property, business contacts, results of research and development, and writings. In exchange for the assets, the Company agreed to pay up to $1,000 to terminate the existence of GreenCo, and promises to pay 10% of the net profits before taxes for a) each waste-to-energy facility built in conjunction with the Company and b) Company earnings from operations of the type to which the transferred assets relate. The agreement has a buy back option in which GreenCo can buy back the assets for $10 if the Company does not exploit them within 180 days.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below.  These factors may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Comparison of the eight months ended September 30, 2010 and 2009

Operations and Net Income (Loss)

For the period ended September 30, 2010 compared to the period ended September 30, 2009, we had a net loss of $428,070 compared to net income of $34,412, respectively. The net loss during the current period was attributed to an increase in professional fees of $156,786 relating to the acquisition of UTP Holdings Inc. and the resulting legal, accounting, and audit fees relating to the acquisition.  Furthermore, during the period ended September 30, 2010, we had a net decrease in our gross profit of approximately $225,000 due to a sharp decline in our revenues.  Finally, we recorded accretion expense of $165,284 related to the beneficial conversion feature of our $250,000 convertible note payable issued upon acquisition of UTP (the “UTP Note”) and $250,000 drawdown promissory note to a related party (the “Drawdown Note”), as well as the recognition of the fair value of the derivative liability for the fact that the conversion price on the UTP Note is based on 75% of the average market value of the Company’s common stock for the past five trading days prior to conversion whereas the Drawdown Note is convertible at 75% of the average market price of the Company’s common stock for the past thirty dates prior to conversion.

Sales Revenue and Gross Profit

During the eight months ended September 30, 2010, the Company recorded sales revenue of $413,935 compared to sales revenue of $1,415,902 during the eight months ended September 30, 2009.  The decrease in sales revenue is attributed to the fact that the current economic market in the United States has resulted in significant declines in the amount of new and recurring business and due to the fact that the Company focused its fiscal 2010 activity on the acquisition of UTP and the related due diligence procedures surrounding the acquisition, which was finalized on February 22, 2010.

As a result, gross profit for the eight months ended September 30, 2010 was $185,134 compared with gross profit of $410,657 during the eight months ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2010, we had current assets of $220,189 and a working capital deficit of $1,371,054 compared with current assets of $158,999 and a working capital deficit of $668,137 as at January 31, 2010. The increase in current assets as at September 30, 2010 was attributed to increases in accounts receivable of $70,528 relating to outstanding collections from customers, offset by decline in inventory of $12,450.  The increase in the working capital deficit is attributed to the fact that the Company issued a $250,000 note for the acquisition of UTP on February 22, 2010 and a further $250,000 drawdown note on April 13, 2010.  Furthermore, the Company’s accounts payable increased by $210,573 relating to the fact that the Company did not raise sufficient proceeds from its financing or operations to repay outstanding obligations to vendors.

During the eight months ended September 30, 2010, the Company did not issue any common shares or receive any proceeds from equity financing.

Cashflows from Operating Activities

During the eight months ended September 30, 2010, the Company used cash flows for operating activities of $174,834 compared to proceeds from operating activities of $17,594 during the period ended September 30, 2009.  The decrease in the cash provided by operating activities is attributed to the fact that the Company focused a significant part of fiscal 2010 on the acquisition of 2010 and thus, received less cash flows from its business operations.  Furthermore, as at September 30, 2010, the Company had outstanding accounts receivables of $146,204 compared with outstanding accounts receivable of $75,676 during the comparable period in fiscal 2009.

Cashflows from Investing Activities

During the eight months ended September 30, 2010, the Company received cash flows from investing activities of $1,863 compared with proceeds of $5,079 during the comparable period in fiscal 2009.  The decrease in proceeds from investing activities is attributed to lower amount of proceeds received from its note receivable during the eight months ended September 30, 2010 as compared to the same period in 2009.

Cashflows from Financing Activities

During the eight months ended September 30, 2010, the Company received cash flows of $147,195 from financing activities as compared with the use of $107,598 for financing activities during the eight months ended September 30, 2009.  The increase in the proceeds received from financing activities is attributed to the fact that the Company received $176,781 from the issuance of convertible debentures, offset by payment of $32,366 in distributions to shareholders.  Conversely, during the eight months ended September 30, 2009, the Company did not receive any proceeds from convertible debentures and distributed $87,293 to shareholders and a further $20,305 in repayments to the Company’s outstanding line of credit.

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

Quarterly Developments

On July 28, 2010, the Board of Directors of the Company approved effective immediately, a change in the Company's fiscal year end from January 31st to December 31st.

On September 28, 2010, the Company entered into a definitive Joint Venture Agreement (“the LT Agreement”) with LT Trading Group (“LT”).  Under the terms of the LT Agreement, the Company and LT will collaborate on projects involving the distribution of scrap metal in China and in Korea. Pursuant to the LT Agreement, LT will receive an agreed-upon per metric ton dollar amount from the sales procured by it, and the Company will receive all other revenues associated with the contract.

Subsequent Developments

On October 14, 2010, the Company entered into Amendment No. 1 (the “Amended Paramount Note”) to that certain Paramount Note with Paramount Trading Company, Inc. dated April 29, 2010.  The terms of the Amended Paramount Note are identical to those of the Paramount Note except for paragraph 6b which fixes the conversion price at $0.45.

On October 21, 2010, the Company entered into a Convertible Line of Credit Note (the “SKI Convertible Note”) with SKI, Inc. to replace and supersede that certain SKI Note dated March 18, 2010.  Under the terms of the SKI Convertible Note, the Company may borrow, from time to time, up to the maximum principal amount of the SKI Convertible Note, which is $150,000, for general working capital. The minimum advance under the SKI Convertible Note is $1,000 and the interest rate of the SKI Convertible Note is 8%.  The SKI Convertible Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the SKI Convertible Note may be declared immediately due and payable. The SKI Convertible Note is unsecured and all borrowings plus interest are due on demand.

Under the terms of the SKI Convertible Note, the Company covenants and promises, with certain exceptions, not to encumber any of its assets or those of any of its subsidiaries without the written consent of SKI.  The SKI Convertible Note also provides a conversion option whereby SKI may elect to convert the entire principal amount of the SKI Convertible Note and any accrued interest thereon into shares of the Company’s common stock.  In the event of conversion, the Company shall be forever released from all of its obligations and liabilities under the SKI Convertible Note.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recent Accounting Standards

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. The adoption of this standard on February 1, 2010, with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010, did not have a material effect on the Company’s consolidated financial statements. The adoption of the remainder of the standard is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. The amendments in this update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this update. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Critical Accounting Policies

Use of Estimates

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

Financial Instruments and Fair Value Measurement

ASC 820, “Fair Value Measurements and Disclosures” and ASC 825, “Financial Instruments” require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, notes receivable, accounts payable and accrued liabilities, lines of credit, and convertible debt. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of accounts receivable and accounts payable and accrued liabilities approximate their current fair values because of their nature and respective maturity dates or durations. The carrying amount of the notes receivable approximates fair value based on the interest rate. The carrying amounts of the convertible note payable and lines of credit approximate fair value because they are priced at interest rates consistent with the Company’s current borrowing rates on similar debt based on the security underlying the debt or the conversion features associated with the debt.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. Revenue consists of the sale of recycled metals and demolition services. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the service has been performed, and collectability is reasonably assured.

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

The Company has determined that the percentage of completion method is appropriate due to the following: 1) reasonably dependable estimates have been made, 2) the contract clearly specifies the enforceable rights of both the Company and the client, the consideration to be exchanged, and the manner and terms of settlement, 3) the client can be expected to satisfy its obligations under the contract, and 4) the Company can be expected to perform its contractual obligations.

Contract costs include all direct material, labor, equipment rental and subcontractor costs and certain indirect costs related to contract performance such as supplies, tools, repairs and similar costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Operating expenses are charged to expense as incurred. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and revenues in the near term. These changes are recognized in the period in which the revisions are determined.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.  Please refer to our Annual Report on Form 10-K as filed with the SEC on February 9, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2010, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.  Please refer to our Annual Report on Form 10-K as filed with the SEC on February 9, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.           Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.           Subsequent Issuances:

                             Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing Reference
3.01	Articles of Incorporation	Filed with the SEC on February 27, 2009 as part of our Registration Statement on Form S-1.
3.01(a)	Amended Articles of Incorporation	Filed with the SEC on February 25, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on February 27, 2009 as part of our Registration Statement on Form S-1.
10.01	Asset Acquisition Agreement between Resource Exchange of America Corp. and UTP Holdings, LLC dated February 22, 2010.	Filed with the SEC on February 25, 2010 as part of our Current Report on Form 8-K.
10.02	Line of Credit Note between Resource Exchange of America Corp. and SKI, Inc. dated March 18, 2010.	Filed with the SEC on March 25, 2010 as part of our Current Report on Form 8-K.
10.03	Line of Credit Note between Resource Exchange of America Corp. and Paramount Trading Company, Inc. dated April 29, 2010.	Filed with the SEC on May 5, 2010 as part of our Current Report on Form 8-K.
10.04	Joint Venture Agreement between Resource Exchange of America Corp. and T & M Salvage, Inc. dated April 27, 2010.	Filed with the SEC on May 6, 2010 as part of our Current Report on Form 8-K.
10.05	Joint Venture Agreement between Asset Recovery of America, LLC and Harry’s Haul, LLC dated May 11, 2010.	Filed with the SEC on May 18, 2010 as part of our Current Report on Form 8-K.
10.06	Joint Venture Agreement between Resource Exchange of America Corp. and Paw Materials, Inc. dated May 20, 2010.	Filed with the SEC on June 1, 2010 as part of our Current Report on Form 8-K.
10.07	Employment & Acquisition Agreement between the Company's wholly owned subsidiary, ARA, and Jason Livingston dated June 21, 2010.	Filed with the SEC on June 23, 2010 as part of our Current Report on Form 8-K.
10.08	Joint Venture Agreement between Resource Exchange of America Corp. and Thomas Griffin International dba Sea Lion Ocean Freight dated June 2, 2010.	Filed with the SEC on June 23, 2010 as part of our Current Report on Form 8-K.
10.09	Employment & Acquisition Agreement between Resource Exchange of America Corp. and Thomas Griffin dated June 21, 2010.	Filed with the SEC on June 23, 2010 as part of our Current Report on Form 8-K.
10.10	Consulting Agreement between Resource Exchange of America Corp. and Morningstar Corporate Communications dated June 24, 2010.	Filed herewith.
10.11	Joint Venture Agreement between Resource Exchange of America Corp. and LT Trading Group dated September 28, 2010.	Filed with the SEC on October 4, 2010 as part of our Current Report on Form 8-K.
10.12	Amendment No. 1 to Line of Credit Note between Resource Exchange of America Corp. and Paramount Trading Company, Inc. dated October 14, 2010.	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.13	Convertible Line of Credit Note between Resource Exchange of America Corp. and SKI, Inc. dated October 21, 2010.	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.

10.14	Amendment No. 1 to Asset Purchase Agreement between Resource Exchange of America Corp. and UTP Holdings, LLC dated October 21, 2010.	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.15	Amendment No. 2 to Asset Purchase Agreement between Resource Exchange of America Corp. and UTP Holdings, LLC dated October 21, 2010.	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.16	First Amendment to Consulting Agreement with Morningstar Corporate Communications dated September 20, 2010	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14.	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14.	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE EXCHANGE OF AMERICA CORP.

Dated: November 22, 2010	By: /s/ Dana Pekas
Dana Pekas
Chief Executive Officer, President

Dated: November 22, 2010	By: /s/ David Finkelstein
David Finkelstein
Chief Financial Officer and Secretary