Form 10-K/A
period 2009-12-31
RESOURCE EXCHANGE OF AMERICA CORP.
filed 2010-12-27
CIK 1456993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

 X .       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2010

     .     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

RESOURCE EXCHANGE OF AMERICA CORP.

(Exact name of registrant as specified in its charter)

Florida	333-157565	26-4065800
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

1990 Main Street, Suite 750 Sarasota, FL 34236 (Address of principal executive offices)

(941) 309-5190
(Registrant’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  SX .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K. Yes      . No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Documents incorporated by reference: None

Item 9A.   Controls and Procedures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

As of January 31, 2010, effective controls over the control environment were not maintained.  Specifically, a formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors was not in place. Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of January 31, 2010, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of January 31, 2010, effective controls over equity transactions were not designed or in place maintained.  Specifically, controls were not designed to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

4.

As of January 31, 2010, our current disclosure controls and procedures were not effective to ensure that we record, process, summarize, and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Our independent registered public accounting firm was not required to, and has not, issued a report concerning the effectiveness of our internal control over financial reporting as of January 31, 2010.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Our management and Board of Directors plan to establish the following remediation measures during the fiscal year ended January 31, 2010:

•

Our Board of Directors will nominate an audit committee and audit committee financial expert to ensure that we establish appropriate internal controls over our financial reporting process, including formal review and approval of our financial statements and the review, implementation, and monitoring of necessary internal controls, procedures, and policies to mitigate the potential risk of material misstatement of our financial records.

Changes in Internal Controls.

There were no changes in our internal control over financial reporting,

identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Resource Exchange of America Corp.

/s/ Dana Pekas
By: Its:	Dana Pekas Principal Executive Officer President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ Dana Pekas	December 20, 2010
By:	Dana Pekas
Its:	Principal Executive Officer and President

5