Form 10-Q/A
period 2010-04-30
RESOURCE EXCHANGE OF AMERICA CORP.
filed 2010-12-27
CIK 1456993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

(941) 312-0330

(Registrant’s telephone number)

27 Fletcher Ave.

Sarasota, FL 34237

(Former address of principal executive offices)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      . (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

This Amendment No. 1 to Resource Exchange of America Corp.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010 is being filed to amend and restate our consolidated financial statements for the quarter ended April 30, 2010 because they contained errors in the accounting of the reverse merger transaction and convertible debt issued.  Refer to Note 10 of the accompanying financial statements for details.

We have amended our disclosures in the Management’s Discussion and Analysis section in this Quarterly Report, where applicable, to reflect the restatement and to make some improvements, updated the signature page, and are filing as exhibit new certifications by our principal executive officer and principal financial officer required by Sections 302 of the Sarbanes-Oxley Act of 2002.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

April 30, 2010

(Expressed in US dollars)

(unaudited)

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Consolidated Balance Sheets

(Expressed in US Dollars)

	(Restated – Note10) April 30,	January 31,
	2010	2010
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	12,285	32,736
Accounts receivable	–	75,676
Inventory	454	12,450
Current portion of notes receivable (Note 4)	49,219	38,137
Other assets	368	–

Total Current Assets	62,326	158,999

Property and equipment	963	–
Notes receivable (Note 4)	100,034	111,489

Total Assets	163,323	270,488

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	84,760	5,813
Lines of credit (Note 5)	815,299	841,323
Convertible debt, net of unamortized discount of $136,648 (Note 6)	113,352	–
Derivative liabilities (Note 7)	165,383	–

Total Liabilities	1,178,794	847,136

Nature of Operations and Continuance of Business (Note 1)
Subsequent Events (Note 11)

Stockholders’ Deficit

Common Stock Authorized: 250,000,000 common shares, $0.0001 par value Issued and outstanding: 75,000,000 shares	7,500	7,500
Additional paid-in capital	12,079	12,079
Accumulated deficit	(1,035,050)	(596,227)

Total Stockholders' Deficit	(1,015,471)	(576,648)

Total Liabilities and Shareholders' Deficit	163,323	270,488

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Consolidated Statements of Operations

(Expressed in US Dollars)

(unaudited)

	(Restated – Note 10) Three Months Ended	Three Months Ended
	April 30,	April 30,
	2010	2009
	$	$

Revenues	72,690	621,726

Cost of revenues	57,396	441,465

Gross Profit	15,294	180,261

Expenses

Selling, general, and administrative	32,010	125,459
Professional fees	100,386	18,686

Total Expenses	132,396	144,145

Income (Loss) from Operations	(117,102)	36,116

Other Income (Expense)

Accretion of discount on convertible debt	(38,433)	–
Gain on fair value of derivatives	9,698	–
Interest expense	(10,620)	(5,976)

Total Other Income (Expense)	(39,355)	(5,976)

Net Income (Loss) for the Period	(156,457)	30,140

Net Loss Per Share - Basic and Diluted	–	–

Weighted Average Shares Outstanding	75,000,000	75,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Consolidated Statements of Stockholders’ Deficit

(Expressed in US Dollars)

(unaudited)

	Shares		Additional Paid-in Capital	(Restated – Note 10) Accumulated Deficit	(Restated – Note 10) Total
		Amount
	#	$	$	$	$

Balance, January 31, 2010	75,000,000	7,500	12,079	(596,227)	(576,648)

February 22, 2010 – recapitalization transaction

Net liabilities assumed upon recapitalization	–	–	–	(250,000)	(250,000)

Stockholders’ distributions	–	–	–	(32,366)	(32,366)

Net loss for the period	–	–	–	(156,457)	(156,457)

Balance, April 30, 2010	75,000,000	7,500	12,079	(1,035,050)	(1,015,471)

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(unaudited)

	(Restated – Note 10) Three Months Ended	Three Months Ended
	April 30,	April 30,
	2010	2009
	$	$

Operating Activities

Net income (loss)	(156,457)	30,140

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of discounts on convertible debt	38,433	–
Gain on fair value of derivatives	(9,698)	–

Changes in operating assets and liabilities:
Accounts receivable	75,676	(19,917)
Inventory	11,996	(45,631)
Other assets	(368)	(2,664)
Accounts payable and accrued liabilities	78,947	10,578

Net Cash Provided by (Used In) Operating Activities	38,529	(27,494)

Investing Activities

Proceeds from notes receivable	373	–
Purchase of property and equipment	(963)	–

Net Cash Provided By Investing Activities	(590)	–

Financing Activities

Repayment of notes payable	–	(3,024)
Net proceeds from (repayments to) lines of credit	(26,024)	–
Stockholders’ distributions	(32,366)	(38,496)

Net Cash Used in Financing Activities	(58,390)	(41,520)

Change in Cash	(20,451)	(69,014)

Cash, Beginning of Period	32,736	124,780

Cash, End of Period	12,285	55,766

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2010

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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2010, the Company has a working capital deficit of $1,116,468 and has an accumulated deficit of $1,035,050 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

2.

Summary of Significant Accounting Principles

Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include the financial statements of the Company and its’ wholly-owned susbidiaries, UTP Holdings, LLC and Asset Recovery of America, LLC. All inter-company transactions and balances have been eliminated upon consolidation.

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

April 30, 2010

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

April 30, 2010

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

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2010 and 2009, the Company had no items representing comprehensive loss.

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

April 30, 2010

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Principles (continued)

Financial Instruments and Fair Value Measures (continued)

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

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. The adoption of this standard on February 1, 2010, with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010, did not have a material effect on the Company’s consolidated financial statements. The adoption of the remainder of the standard is not expected to have a material effect on the Company’s consolidated financial statements

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

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

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2010

(Expressed in US dollars)

(unaudited)

4.

Notes Receivable

On November 24, 2009, the Company entered into two separate note receivable agreements with a Florida salvage company. One note bears interest, beginning March 3, 2010, at 5% per annum. Weekly payments of $881, including principal and interest, were to begin on April 10, 2010 with the note maturing on March 30, 2013. As of April 30, 2010, no payments have been made on this note. The balance on the note as of April 30, 2010 is $127,593. Accrued interest at April 30, 2010 totalled $368. The second note bears no interest and is due in monthly instalments of $373 that began on December 16, 2009 and matures December 16, 2014. As of April 30, 2010, the balance on the second note is $21,660.

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

5.

Lines of Credit

a)

Effective January 31, 2005, the Company entered into a line of credit agreement with a financial institution allowing for borrowings of up to $800,000 with annual interest at prime. The line of credit is secured by the principal residence of the President of the Company. Monthly interest-only payments are required. As of April 30, 2010, the outstanding balance is $790,299 (January 31, 2010 - $780,073).

b)

Effective March 18, 2010, the Company entered into a line of credit agreement with an company owned by the President of the Company allowing for borrowings of up to $150,000 bearing interest at 8% per annum. The line of credit is unsecured and all borrowings plus interest are due on demand. The balance on the line of credit at April 30, 2010 is $25,000. Refer to Note 11(a).

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $175,081 with an equivalent discount on the convertible debt. During the three months ended April 30, 2010, $38,433 has been accreted increasing the carrying value of the convertible debt to $113,352. The carrying value of the convertible debt as of April 30, 2010 of $113,352 will be accreted to the face of $250,000 to maturity. During the three months ended April 30, 2010, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $9,698 and as of April 30, 2010, the fair value of the conversion option derivative liability was $165,383.

b)

On April 13, 2010, the Company entered into a $250,000 draw down promissory note agreement with a non-related party. Amounts drawn on this credit facility bears interest at 8% per annum, is unsecured, and due on April 13, 2011. The holder may convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 75% of the average of the closing market price of the Company’s common stock during the thirty trading days immediately preceding the conversion date. No amounts have been drawn on this agreement as of April 30, 2010. Refer to Note 11(b).

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2010

(Expressed in US dollars)

(unaudited)

7.

Derivative Liabilities

The conversion option of the convertible debt disclosed in Note 6(a) is required to record derivatives at its estimated fair values on each balance sheet date with changes in fair values reflected in the statement of operations.

The Company uses the Black-Scholes valuation model to calculate the fair value of the derivative liabilities. The following table shows the weighted average assumptions used in the calculation of the conversion option:

2010

Expected dividend yield	–
Risk-free interest rate	0.25%
Expected life (in years)	0.7
Expected volatility	128%

8.

Related Party Transactions

a)

During the three months ended April 30, 2010, the Company paid $2,250 (2009 - $nil) in rent to the Chief Financial Officer of the Company.

b)

During the three months ended April 30, 2010, the Company paid $1,547 (2009 - $1,547) for an automobile leased by the President of the Company.

c)

During the three months ended April 30, 2010, the Company paid $8,500 (2009 - $7,000) in rent to a company controlled by the President of the Company.

d)

During the three months ended April 30, 2010, the Company incurred $59,750 (2009 - $16,000) in management fees to a company controlled by the President of the Company.

9.

Common Stock

a)

On March 1, 2010, the President of the Company returned 255,000,000 shares of common stock (post-split) to the Company for cancellation.

b)

On March 19, 2010, the Company effected a 25 for 1 forward stock split of the issued and outstanding shares. All share amounts of the Company have been retroactively adjusted for all periods presented.

10.

Restatement

The Company has restated its consolidated financial statements as at April 30, 2010 and for the three months then ended. These financial statements have been restated to remove the goodwill improperly recognized on the reverse merger transaction and to properly account for the convertible debt instrument in which the conversion feature was determined to be a derivative liability. There was no effect on net loss per share.

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

April 30, 2010

(Expressed in US dollars)

(unaudited)

10.

Restatements (continued)

a)

Balance Sheet

	As at April 30, 2010
	As reported $	Adjustment $	As restated $

Assets

Goodwill	250,000	(250,000)	–

Liabilities

Convertible note payable	250,000	(136,648)	113,352
Derivative liabilities	–	165,383	165,383

Shareholders’ Deficit

Accumulated deficit	(756,315)	(278,735)	(1,035,050)

b)

Statement of Operations

	For the three months ended April 30, 2010
	As reported $	Adjustment $	As restated $

Other Income (Expense)

Accretion of discount on convertible debt	–	(38,433)	(38,433))
Gain on fair value of derivatives	–	9,698	9,698

Net loss	(127,722))	(28,735)	(156,457)

c)

Statement of Cash Flows

	For the three months ended April 30, 2010
	As reported $	Adjustment $	As restated $

Operating activities

Net loss for the period	(127,722))	(28,735)	(156,457)

Accretion of discount on convertible debt	–	38,433	38,433
Gain of fair value of derivatives	–	(9,698)	(9,698)

11.

Subsequent Events

a)

On May 12, 2010, the Company received $25,000 against the line of credit described in Note 5(b).

b)

On May 19, 2010, the Company received $10,000 against the draw down convertible promissory note described in Note 6(b).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below.  These factors may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Results of Operations

Comparison of the three months ended April 30, 2010 and 2009

Operations and Net Income (Loss)

For the three months ended April 30, 2010 compared to the three months ended September 30, 2009, we had a net loss of $156,457 compared to net income of $30,140, respectively. The net loss during the current period was attributed to an increase in professional fees of $81,700 relating to the acquisition of UTP Holdings Inc. and the resulting legal, accounting, and audit fees relating to the acquisition.  Furthermore, during the three months ended April 30, 2010, we had a decrease in our gross profit of $164,967 due to a sharp decline in our revenues.  Finally, we recorded accretion expense of $38,433 related to the beneficial conversion feature of our $250,000 convertible note payable issued upon acquisition of UTP (the “UTP Note”).

Sales Revenue and Gross Profit

During the three months ended April 30, 2010, the Company recorded sales revenue of $72,690 compared to sales revenue of $621,726 during the three months ended April 30, 2009.  The decrease in sales revenue is attributed to the fact that the current economic market in the United States has resulted in significant declines in the amount of new and recurring business and due to the fact that the Company focused its fiscal 2010 activity on the acquisition of UTP and the related due diligence procedures surrounding the acquisition, which was finalized on February 22, 2010.

As a result, gross profit for the three months ended April 30, 2010 was $15,294 compared with gross profit of $180,261 for the three months ended April 30, 2009.

Liquidity and Capital Resources

As at April 30, 2010, we had current assets of $62,326 and a working capital deficit of $1,116,468 compared with current assets of $158,999 and a working capital deficit of $668,137 as at January 31, 2010.  The increase in the working capital deficit is attributed to the fact that the Company issued a $250,000 note for the acquisition of UTP on February 22, 2010.  Furthermore, the Company’s accounts payable increased by $78,947 relating to the fact that the Company did not raise sufficient proceeds from its financing or operations to repay outstanding obligations to vendors.

During the three months ended April 30, 2010, the Company did not issue any common shares or receive any proceeds from equity financing.

Cash Flows from Operating Activities

During the three months ended April 30, 2010, the Company generated net cash flows from operating activities of $38,529 compared to net cash used in operating activities of $27,494 for the three months ended April 30, 2009.  The increase in the net cash provided by operating activities is attributed to the fact that the Company collected outstanding accounts receivable of $75,676 and had an increase in accounts payable and accrued liabilities of $78,947 compared to an increase in accounts receivable of $19,917 and inventory of $45,631 for the comparable period in fiscal 2009.

Cash Flows from Investing Activities

There were no significant investing activities for the three months ended April 30, 2010 and 2009.

Cash Flows from Financing Activities

During the three months ended April 30, 2010, the Company used cash of $58,390 in financing activities as compared with the use of $41,520 for financing activities during the three months ended April 30, 2009.

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

Critical Accounting Estimates

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.  Please refer to our Annual Report on Form 10-K as filed with the SEC on February 9, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of April 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2010, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.  Please refer to our Annual Report on Form 10-K as filed with the SEC on February 9, 2010, for a complete discussion relating to the foregoing evaluation of our Internal Control over Financial Reporting.

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

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

On February 22, 2010 the Company issued a two hundred fifty thousand dollar ($250,000) 10% Convertible Promissory Note payable to the majority member of UTP, with such Note being fully due and payable on or before December 31, 2010.

On April 29, 2010, the Company entered into a Line of Credit Note (the "Note") with Paramount Trading Company, Inc. ("Paramount"). Under the terms of the Note, the Company may borrow up to $250,000, for general working capital. The minimum advance under the Note is $25,000 and the interest rate of the Note is 8%. The Note contains customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the Note may be declared immediately due and payable. Further Paramount shall have the right, but not the obligation, at any time, to convert all or any portion of the outstanding principal amount and accrued interest into fully paid and non-assessable shares of Company's Common Stock.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

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

RESOURCE EXCHANGE OF AMERICA CORP.

Dated: December 20, 2010	By: /s/ Dana Pekas
Dana Pekas
Chief Executive Officer, President and Treasurer