Form 10-QT/A
period 2010-06-30
RESOURCE EXCHANGE OF AMERICA CORP.
filed 2011-01-12
CIK 1456993

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

Explanatory Note

This Amendment No. 1 to Resource Exchange of America Corp.’s Quarterly Report on Form 10-Q for the transition period from May 1, 2010 to June 30, 2010 is being filed to amend and restate our consolidated financial statements for the transition period from May 1, 2010 to June 30, 2010 because they contained errors in the accounting of the reverse merger transaction and convertible debt issued.  Refer to Note 11 of the accompanying financial statements for details.

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

RESOURCE EXCHANGE OF AMERICA CORP.*

Special Note Regarding Forward-Looking Statements

Information included in this Transition Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Resource Exchange of America Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Transition Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "RXAC" refers to Resource Exchange of America Corp.

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

June 30, 2010

(Expressed in US dollars)

(unaudited)

Index

Consolidated Balance Sheets

5

Consolidated Statements of Operations

6

Consolidated Statements of Stockholders’ Deficit

7

Consolidated Statements of Cash Flows

8

Notes to the Consolidated Financial Statements

9

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Consolidated Balance Sheets

(Expressed in US Dollars)

	(Restated – Note11) June 30,	January 31,
	2010	2010
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	4,683	32,736
Accounts receivable	–	75,676
Inventory (Note 4)	163,351	12,450
Current portion of notes receivable (Note 5)	53,720	38,137
Other assets	1,480	–

Total Current Assets	223,234	158,999

Property and equipment	1,454	–
Notes receivable (Note 5)	93,666	111,489

Total Assets	318,354	270,488

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	152,743	5,813
Lines of credit (Note 6)	854,130	841,323
Convertible debt, net of unamortized discount of $149,734 (Note 7)	201,427	–
Derivative liabilities (Note 8)	184,611	–

Total Liabilities	1,392,911	847,136

Nature of Operations and Continuance of Business (Note 1)
Subsequent Events (Note 13)

Stockholders’ Deficit

Common Stock Authorized: 250,000,000 common shares, $0.0001 par value Issued and outstanding: 75,000,000 shares	7,500	7,500
Additional paid-in capital	12,079	12,079
Accumulated deficit	(1,094,136)	(596,227)

Total Stockholders' Deficit	(1,074,557)	(576,648)

Total Liabilities and Shareholders' Deficit	318,354	270,488

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Consolidated Statements of Operations

(Expressed in US Dollars)

(unaudited)

	(Restated – Note 11) Two Months Ended	Two Months Ended	(Restated – Note 11) Five Months Ended	Five Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	$	$	$	$

Revenues	275,298	566,066	347,988	1,187,792

Cost of revenues	127,037	396,212	184,433	837,677

Gross Profit	148,261	169,854	163,555	350,115

Expenses

Selling, general, and administrative (Note 9)	100,147	133,763	132,157	259,222
Professional fees	89,512	13,975	189,898	32,661

Total Expenses	189,659	147,738	322,055	291,883

Income (Loss) from Operations	(41,398)	22,116	(158,500)	58,232

Other Income (Expense)

Accretion of discount on convertible debt	(45,065)	–	(83,498)	–
Gain on fair value of derivatives	38,923	–	48,621	–
Interest expense	(11,546)	(2,932)	(22,166)	(8,908)

Total Other Income (Expense)	(17,688)	(2,932)	(57,043)	(8,908)

Net Income (Loss) for the Period	(59,086)	19,184	(215,543)	49,324

Net Loss Per Share - Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	75,000,000	75,000,000	75,000,000	75,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Consolidated Statements of Stockholders’ Deficit

(Expressed in US Dollars)

(unaudited)

	Shares		Additional Paid-in Capital	(Restated – Note 11) Accumulated Deficit	(Restated – Note 11) Total
		Amount
	#	$	$	$	$

Balance, January 31, 2010	75,000,000	7,500	12,079	(596,227)	(576,648)

February 22, 2010 – recapitalization transaction

Net liabilities assumed upon recapitalization	–	–	–	(250,000)	(250,000)

Stockholders’ distributions	–	–	–	(32,366)	(32,366)

Net loss for the period	–	–	–	(215,543)	(215,543)

Balance, June 30, 2010	75,000,000	7,500	12,079	(1,094,136)	(1,074,557)

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(unaudited)

	(Restated – Note 11) Five Months Ended	Five Months Ended
	June 30,	June 30,
	2010	2009
	$	$

Operating Activities

Net income (loss)	(215,543)	49,324

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of discounts on convertible debt	83,498	–
Depreciation	44	–
Gain on fair value of derivatives	(48,621)	–

Changes in operating assets and liabilities:
Accounts receivable	75,676	(21,052)
Inventory	(150,901)	(28,589)
Other assets	(1,480)	24,474
Accounts payable and accrued liabilities	146,930	4,167

Net Cash Provided by (Used In) Operating Activities	(110,397)	28,324

Investing Activities

Proceeds from notes receivable	2,240	(850)
Purchase of property and equipment	(1,498)	–

Net Cash Provided by (Used in) Investing Activities	742	(850)

Financing Activities

Repayment of notes payable	–	(9,093)
Net proceeds from lines of credit	12,807	–
Proceeds from convertible debt	101,161	–
Stockholders’ distributions	(32,366)	(52,337)

Net Cash Provided by (Used in) Financing Activities	81,602	(61,430)

Change in Cash	(28,053)	(33,956)

Cash, Beginning of Period	32,736	124,780

Cash, End of Period	4,683	90,824

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2010

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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2010, the Company has a working capital deficit of $1,169,677 and has an accumulated deficit of $1,094,136 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

2.

Summary of Significant Accounting Principles

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

June 30, 2010

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Principles (continued)

Inventory

Inventory consists of recycled metals held for sale and work in progress for demolition contracts and is valued at the lower of cost and net realizable value.

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

June 30, 2010

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

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2010 and 2009, the Company had no items representing comprehensive loss.

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

June 30, 2010

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

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2010

(Expressed in US dollars)

(unaudited)

4.

Inventory

	June 30, 2010 $	January 31, 2010 $

Recycled metals	–	12,450
Work in progress	163,351	–

	163,351	12,450

5.

Notes Receivable

On November 24, 2009, the Company entered into two separate note receivable agreements with a Florida salvage company. One note bears interest, beginning March 3, 2010, at 5% per annum. Weekly payments of $881, including principal and interest, were to begin on April 10, 2010 with the note maturing on March 30, 2013. As of June 30, 2010, no payments have been made on this note. The balance on the note as of June 30, 2010 is $127,593. Accrued interest at June 30, 2010 totalled $1,480. The second note bears no interest and is due in monthly instalments of $373 that began on December 16, 2009 and matures December 16, 2014. As of June 30, 2010, the balance on the second note is $19,793.

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

6.

Lines of Credit

a)

Effective January 31, 2005, the Company entered into a line of credit agreement with a financial institution allowing for borrowings of up to $800,000 with annual interest at prime. The line of credit is secured by the principal residence of the President of the Company. Monthly interest-only payments are required. As of June 30, 2010, the outstanding balance is $779,130 (January 31, 2010 - $780,073).

b)

Effective March 18, 2010, the Company entered into a line of credit agreement with an company owned by the President of the Company allowing for borrowings of up to $150,000 bearing interest at 8% per annum. The line of credit is unsecured and all borrowings plus interest are due on demand. The balance on the line of credit at June 30, 2010 is $75,000. Refer to Note 13(a).

7.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $175,081 with an equivalent discount on the convertible debt. During the five months ended June 30, 2010, $72,595 has been accreted increasing the carrying value of the convertible debt to $147,514. The carrying value of the convertible debt as of June 30, 2010 of $147,514 will be accreted to the face of $250,000 to maturity. During the five months ended June 30, 2010, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $42,767 and as of June 30, 2010, the fair value of the conversion option derivative liability was $132,314.

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2010

(Expressed in US dollars)

(unaudited)

7.

Convertible Debt

b)

On April 13, 2010, the Company entered into a $250,000 draw down promissory note agreement with a non-related party. Amounts drawn on this credit facility bears interest at 8% per annum, is unsecured, and due on April 13, 2011. The holder may convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 75% of the average of the closing market price of the Company’s common stock during the thirty trading days immediately preceding the conversion date. During the five months ended June 30, 2010, the Company received proceeds of $101,161. Refer to Note 13(b).

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $58,151 with an equivalent discount on the convertible debt. During the five months ended June 30, 2010, $10,903 has been accreted increasing the carrying value of the convertible debt to $53,913. The carrying value of the convertible debt as of June 30, 2010 of $53,913 will be accreted to the face of $101,161 to maturity. During the five months ended June 30, 2010, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $5,854 and as of June 30, 2010, the fair value of the conversion option derivative liability was $52,297.

8.

Derivative Liabilities

The conversion options of the convertible debt disclosed in Note 7 are required to record derivatives at its estimated fair values on each balance sheet date with changes in fair values reflected in the statement of operations.

The Company uses the Black-Scholes valuation model to calculate the fair value of the derivative liabilities. The following table shows the weighted average assumptions used in the calculation of the conversion options:

2010

Expected dividend yield	–
Risk-free interest rate	0.25%
Expected life (in years)	0.6
Expected volatility	128%

9.

Related Party Transactions

a)

During the five months ended June 30, 2010, the Company paid $4,250 (2009 - $nil) in rent to the Chief Financial Officer of the Company.

b)

During the five months ended June 30, 2010, the Company paid $2,578 (2009 - $2,578) for an automobile leased by the President of the Company.

c)

During the five months ended June 30, 2010, the Company paid $12,500 (2009 - $14,000) in rent to a company controlled by the President of the Company.

d)

During the five months ended June 30, 2010, the Company incurred $135,358 (2009 - $15,000) in management fees to a company controlled by the President of the Company.

10.

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

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2010

(Expressed in US dollars)

(unaudited)

11.

Restatements

The Company has restated its consolidated financial statements as at June 30, 2010 and for the two and five months then ended. These financial statements have been restated to remove the goodwill improperly recognized on the reverse merger transaction and to properly account for the convertible debt instrument in which the conversion feature was determined to be a derivative liability. There was no effect on net loss per share.

a)

Balance Sheet

	As at June 30, 2010
	As reported $	Adjustment $	As restated $
Assets
Goodwill	250,000	(250,000)	–
Liabilities
Convertible note payable	351,161	(149,734)	201,427
Derivative liabilities	–	184,611	184,611
Shareholders’ Deficit
Accumulated deficit	(809,259)	(284,877)	(1,094,136)

b)

Statement of Operations

	For the five months ended June 30, 2010
	As reported $	Adjustment $	As restated $
Other Income (Expense)
Accretion of discount on convertible debt	–	(83,498)	(83,498))
Gain on fair value of derivatives	–	48,621	48,621
Net loss	(180,666)	(34,877)	(215,543)

	For the two months ended June 30, 2010
	As reported $	Adjustment $	As restated $
Other Income (Expense)
Accretion of discount on convertible debt	–	(45,065)	(45,065)
Gain on fair value of derivatives	–	38,923	38,923
Net loss	(52,944)	(6,142)	(59,086)

b)

Statement of Cash Flows

	For the five months ended June 30, 2010
	As reported $	Adjustment $	As restated $
Operating activities
Net loss for the period	(180,666)	(34,877)	(215,543)
Accretion of discount on convertible debt	–	83,498	86,498
Gain of fair value of derivatives	–	(48,621)	(48,621)

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2010

(Expressed in US dollars)

(unaudited)

12.

Segmented Information

The Company is organized into segments based on operations. These operating segments have been aggregated into two reportable business segments: sales and demolition. The reportable segments were determined in accordance with the way that management of the Company develops and executes the Company’s operations.

In accordance with ASC 280, “Segment Reporting”, for purposes of business segment performance measurement, the Company does not allocate to the business segments items that are of a non operating nature or corporate organizational and functional expenses of a governance nature. Corporate expenses consist of corporate office expenses including compensation, automobile, occupancy, depreciation, and other administrative costs.

Assets of the sales segment consist of cash, notes receivable, and accrued interest re. Assets of the demolition segment consist of cash and demolition in progress. All other assets including property and equipment are allocated to corporate and other.

For the five months ended June 30, 2010:

	Sales $	Demolition $	Corporate and Other $	Total $
Revenues	184,637	163,351	–	347,988
Operating net income (loss)	(185,545)	67,870	(40,825)	(158,500)
Interest expense	–	–	22,166	22,166
Depreciation	–	–	44	44
Total assets	152,750	164,150	1,454	318,354

For the five months ended June 30, 2009:

	Sales $	Demolition $	Corporate and Other $	Total $
Revenues	1,187,792	–	–	1,187,792
Operating net income (loss)	84,706	–	(26,474)	58,232
Interest expense	–	–	8,908	8,908
Depreciation	–	–	–	–

For the two months ended June 30, 2010:

	Sales $	Demolition $	Corporate and Other $	Total $
Revenues	111,947	163,351	–	275,298
Operating net income (loss)	(88,288)	67,870	(20,980)	(41,398)
Interest expense	–	–	11,546	11,546
Depreciation	–	–	44	44
Total assets	152,750	164,150	1,454	318,354

For the two months ended June 30, 2009:

	Sales $	Demolition $	Corporate and Other $	Total $
Revenues	566,066	–	–	566,066
Operating net income (loss)	34,987	–	(12,871)	22,116
Interest expense	–	–	2,932	2,932
Depreciation	–	–	–	–

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2010

(Expressed in US dollars)

(unaudited)

13.

Subsequent Events

a)

In July and August 2010, the Company received $45,250 against the line of credit described in Note 6(b).

b)

In August 2010, the Company received $25,620 against the draw down convertible promissory note described in Note 7(b).

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

The Company is a recycler of ferrous and nonferrous scrap metal, and provider of demolition and asset recovery services.

The sale of ferrous and nonferrous metal involves three major activities: acquisition of the product, processing of the product into a form acceptable by buyers and the, negotiation and sale of the processed product. Acquisition of the product occurs in an unusually wide variety of ways and means, because metal is present in our world in many different forms. Some metal already exists in measurable and convenient configurations. But most metal with which we deal is either existing as a structure, piece of equipment, or other items into which it was fashioned long ago. Some examples would be automobiles, barges, and buildings. In addition metal is often received as a pile of wire and/or beams that is trucked to a scrap yard where it is then processed and sold. We can either acquire the unprocessed metals and engage the scrap yard to process them or we can acquire the metal after it has been processed. Processing consists of taking the metal in its extant form and disassembling and/or cutting it into smaller standardized pieces. The industry has very specific standards for the pieces that ferrous and nonferrous metal is processed into. The particular standardized size and configuration into which scrap metal will be processed depends upon the type of metal and where it will be sold. These standardize sizes and configurations range from very small pellets to pieces of metal several feet in length as determined by the ISRI standards. After processing, the metal can be sold and shipped to buyers who have usually been lined up prior to the acquisition of the scrap metal. Negotiations for the sale of processed or unprocessed ferrous and nonferrous metals can also be quite complex as these prices are determined by the commodities market which can be affected by many events worldwide. Many of these transactions are facilitated by brokers and the Company very often serves as the broker for its own transactions, thus effectuating one particular part of the vertical integration that is the hallmark of our company.

We currently participate in demolition projects through our joint ventures. Demolition Services generate two streams of revenue. First, we charge a fee for the demolition of structures. Secondly, we sell the ferrous and nonferrous metals that are salvaged from the demolition job. The provision of demolition services is an industry and an economic activity in its own right. Entities wishing to replace buildings create a market for services that are focused entirely on the safe and efficient removal of complex building systems. The provision of demolition services is a highly specialized activity which is normally classified as a type of construction service. Buildings are not constructed with any thought or design dedicated to their deconstructions. Often demolished structures are older structures for which plans and schematics are either unavailable or unreliable, having been prepared in an era when there was much less regulation of the preparation of such plans and schematics. Many unexpected structures and dangers are encountered when parts of a building are removed. Demolition is therefore an activity that requires a high degree of skill, both in physical conduct of the activity and in the budgeting and planning.

Results of Operations

Comparison of the five months ended June 30, 2010 and 2009

Operations and Net Income (Loss)

For the five months ended June 30, 2010 compared to the five months ended June 30, 2009, we had a net loss of $215,543 compared to net income of $49,324, respectively. The net loss during the current period was attributed to an increase in professional fees of $157,237 relating to the acquisition of UTP Holdings Inc. and the resulting legal, accounting, and audit fees relating to the acquisition. Furthermore, during the five months ended June 30, 2010, we had a decrease in our gross profit of $186,560 due to a sharp decline in our revenues. Finally, we recorded accretion expense totaling $83,498 related to the beneficial conversion feature of our $250,000 convertible note payable issued upon acquisition of UTP (the “UTP Note”) and the draw down promissory convertible note payable.

Revenue and Gross Profit

During the five months ended June 30, 2010, the Company recorded revenue of $347,988 compared to sales revenue of $1,187,792 for the five months ended June 30, 2009.  Revenue consisted of $184,637 for the sale of metals and $163,351 for demolition services. Demolition services is a new revenue stream which started in the quarter ended June 30, 2010. The decrease in sales revenue is attributed to the fact that the current economic market in the United States has resulted in significant declines in the amount of new and recurring business and due to the fact that the Company focused its fiscal 2010 activity on the acquisition of UTP and the related due diligence procedures surrounding the acquisition, which was finalized on February 22, 2010.

As a result, gross profit for the five months ended June 30, 2010 was $163,555 compared with gross profit of $350,115 for the five months ended June 30, 2009.

Liquidity and Capital Resources

As at June 30, 2010, we had current assets of $223,234 and a working capital deficit of $1,169,677 compared with current assets of $158,999 and a working capital deficit of $668,137 as at January 31, 2010. The increase in the working capital deficit is attributed to the fact that the Company issued a $250,000 note for the acquisition of UTP on February 22, 2010. Furthermore, the Company’s accounts payable increased by $146,930 relating to the fact that the Company did not raise sufficient proceeds from its financing or operations to repay outstanding obligations to vendors.

During the five months ended June 30, 2010, the Company did not issue any common shares or receive any proceeds from equity financing.

Cash Flows from Operating Activities

During the five months ended June 30, 2010, the Company used net cash flows in operating activities of $110,397 compared to net cash provided by operating activities of $28,324 for the five months ended June 30, 2009. The decrease in the net cash provided by operating activities is attributed to the fact that the Company had a net loss of $215,543 for the five months ended June 30, 2010 compared to net income of $49,324 for the comparable period in 2009.

Cash Flows from Investing Activities

There were no significant investing activities for the five months ended June 30, 2010 and 2009.

Cash Flows from Financing Activities

During the five months ended June 30, 2010, the Company received net cash of $81,602 from financing activities as compared with the use of $61,430 in financing activities for the five months ended June 30, 2009.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. Please refer to our Annual Report on Form 10-K as filed with the SEC on February 9, 2010, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2010, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls. Please refer to our Annual Report on Form 10-K as filed with the SEC on February 9, 2010, for a complete discussion relating to the foregoing evaluation of our Internal Control over Financial Reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1. Issuances during the Transition Period:

During the transition period, we did not issue any unregistered securities other than as previously disclosed.

2. Subsequent Issuances:

Subsequent to the transition period, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

On July 28, 2010, the Board of Directors of the Company approved, effective immediately, a change in the Company's fiscal year end from January 31st to December 31st.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing Reference
3.1(a)	Articles of Incorporation	Filed with the SEC on February 27, 2009 as part of our Registration Statement on Form S-1.
3.1(b)	Amended Articles of Incorporation	Filed with the SEC on February 25, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on February 27, 2009 as part of our Registration Statement on Form S-1.
10.1	Asset Purchase Agreement between Resource Exchange of America Corp. and UPT Holdings, LLC.	Filed with the SEC on February 25, 2010 as part of our Current Report on Form 8-K.
10.2	Joint Venture Agreement between Resource Exchange of America Corp. and T & M Salvage, Inc. dated April 27, 2010.	Filed with the SEC on May 6, 2010 as part of our Current Report on Form 8-K.
10.3	Joint Venture Agreement between Resource Exchange of America Corp. and Harry’s Haul, LLC dated May 11, 2010.	Filed with the SEC on May 18, 2010 as part of our Current Report on Form 8-K.
10.4	Joint Venture Agreement between Resource Exchange of America Corp. and Paw Materials, Inc. dated May 20, 2010.	Filed with the SEC on June 1, 2010 as part of our Current Report on Form 8-K.
10.5	Employment & Acquisition Agreement dated June 21, 2010 by and between the Company's wholly owned subsidiary, ARA, and Jason Livingston.	Filed with the SEC on June 23, 2010 as part of our Current Report on Form 8-K.
10.6	Joint Venture Agreement between Resource Exchange of America Corp. and Thomas Griffin International dba Sea Lion Ocean Freight dated June 2, 2010.	Filed with the SEC on June 23, 2010 as part of our Current Report on Form 8-K.
10.7	Asset Acquisition/Employment Agreement between Resource Exchange of America Corp. and Thomas Griffin dated June 21, 2010.	Filed with the SEC on June 23, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14.	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14.	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE EXCHANGE OF AMERICA CORP.

Dated: January 11, 2011	By: /s/ Dana Pekas
Dana Pekas
Chief Executive Officer, Chief Financial Officer and President