Form 10-Q/A
period 2010-09-30
RESOURCE EXCHANGE OF AMERICA CORP.
filed 2011-01-12
CIK 1456993

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

Explanatory Note

This Amendment No. 1 to Resource Exchange of America Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 is being filed to amend our consolidated financial statements for the quarter ended September 30, 2010 to include segmented information disclosures.

We have amended our disclosures in the Management’s Discussion and Analysis section in this Quarterly Report, where applicable, to improve discussion about our operations, updated the signature page, and are filing as exhibit new certifications by our principal executive officer and principal financial officer required by Sections 302 of the Sarbanes-Oxley Act of 2002.

RESOURCE EXCHANGE OF AMERICA CORP.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Resource Exchange of America Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(unaudited)

	Eight Months Ended	Eight Months Ended
	September 30,	September 30,
	2010	2009
	$	$

Operating Activities

Net income (loss)	(428,070)	34,412

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of discounts on convertible debt	165,284	–
Depreciation	120	–
Gain on fair value of derivatives	(56,081)	–

Changes in operating assets and liabilities:
Accounts receivable	(70,528)	(55,579)
Inventory	12,450	–
Other assets	(3,352)	34,317
Accounts payable and accrued liabilities	205,343	4,444

Net Cash Provided by (Used In) Operating Activities	(174,834)	17,594

Investing Activities

Proceeds from notes receivable	3,361	5,079
Purchase of property and equipment	(1,498)	–

Net Cash Provided By Investing Activities	1,863	5,079

Financing Activities

Proceeds from convertible debt	176,781	–
Net proceeds from (repayments to) lines of credit	2,780	(20,305)
Stockholders’ distributions	(32,366)	(87,293)

Net Cash Provided by (Used in) Financing Activities	147,195	(107,598)

Change in Cash	(25,776)	(84,925)

Cash, Beginning of Period	32,736	124,780

Cash, End of Period	6,960	39,855

Supplemental Disclosures:
Interest paid	17,561	10,695
Income taxes paid	–	–

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

Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include the financial statements of the Company and its’ wholly-owned susbidiaries, UTP Holdings, LLC, Asset Recovery of America, LLC, and Sea Lion Ocean Freight, LLC. All inter-company transactions and balances are eliminated upon consolidation.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. Revenue consists of the sale of recycled metals, demolition services, and ocean freight export services. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the service has been performed, and collectability is reasonably assured.

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

6.

Convertible Debt (continued)

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

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

September 30, 2010

(Expressed in US dollars)

(unaudited)

10.

Segmented Information

The Company is organized into segments based on operations. These operating segments have been aggregated into three reportable business segments: sales, demolition, and ocean freight export services. The reportable segments were determined in accordance with the way that management of the Company develops and executes the Company’s operations.

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

Assets of the sales segment consist of cash and notes receivable. Assets of the demolition segment consist of cash and demolition in progress. Assets of the ocean freight export services segment consists of cash. All other assets including property and equipment are allocated to corporate and other.

For the eight months ended September 30, 2010:

	Sales $	Demolition $	Shipping $	Corporate and Other $	Total $

Revenues	157,850	233,780	22,305	–	413,935
Operating net income (loss)	(308,949)	85,438	2,545	(58,557)	(279,523)
Interest expense	–	180	–	39,164	39,344
Depreciation	–	–	–	120	120
Total assets	155,084	146,652	1,045	1,378	304,159

For the eight months ended September 30, 2009:

	Sales $	Demolition $	Shipping $	Corporate and Other $	Total $

Revenues	1,415,902	–	–	–	1,415,902
Operating net income (loss)	86,866	–	–	(41,758)	45,108
Interest expense	–	–	–	10,695	10,695
Depreciation	–	–	–	–	–

For the three months ended September 30, 2010:

	Sales $	Demolition $	Shipping $	Corporate and Other $	Total $

Revenues	–	43,642	22,305	–	65,947
Operating net income (loss)	(92,657)	(9,219)	2,545	(21,692)	(121,023)
Interest expense	–	180	–	16,998	17,178
Depreciation	–	–	–	76	76
Total assets	155,084	146,652	1,045	1,378	304,159

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

September 30, 2010

(Expressed in US dollars)

(unaudited)

10.

Segmented Information (continued)

For the three months ended September 30, 2009:

	Sales $	Demolition $	Shipping $	Corporate and Other $	Total $

Revenues	228,090	–		–	228,090
Operating net income (loss)	2,159	–		(15,284)	(13,125)
Interest expense	–	–		1,787	1,787
Depreciation	–	–		–	–

11.

Subsequent Events

a)

On October 14, 2010, the Company entered into an amending agreement for the convertible debt disclosed in Note 6(b) which fixes the conversion price at $0.45 per share of common stock.

b)

On October 21, 2010, the Company entered into an amending agreement for the convertible debt disclosed in Note 6(a) which extends the due date to December 31, 2011.

c)

On October 21, 2010, the Company entered into an amending agreement for the line of credit disclosed in Note 5(b) which adds a option to convert principal and accrued interest into shares of common stock of the Company.

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

The Company is a recycler of ferrous and nonferrous scrap metal, and provider of demolition, asset recovery, and ocean freight export services.

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

During the quarter ended September 30, 2010, we formed a new subsidiary, Sea Lion Ocean Freight, LLC, which is a non vessel operating common carrier bonded and licensed by the Federal Maritime Commission. It offers ocean exports of container load freight from US ports to worldwide ports. The Company’s strategy includes general freight marketing and targets trade lane marketing.

RESULTS OF OPERATIONS

Comparison of the eight months ended September 30, 2010 and 2009

Operations and Net Income (Loss)

For the eight months ended September 30, 2010 compared to the eight months ended September 30, 2009, we had a net loss of $428,070 compared to net income of $34,412, respectively. The net loss during the current period was attributed to an increase in professional fees of $156,786 relating to the acquisition of UTP Holdings Inc. and the resulting legal, accounting, and audit fees relating to the acquisition.  Furthermore, during the period ended September 30, 2010, we had a net decrease in our gross profit of approximately $225,000 due to a sharp decline in our revenues.  Finally, we recorded accretion expense of $165,284 related to the beneficial conversion feature of our $250,000 convertible note payable issued upon acquisition of UTP (the “UTP Note”) and $250,000 drawdown promissory note to a related party (the “Drawdown Note”), as well as the recognition of the fair value of the derivative liability for the fact that the conversion price on the UTP Note is based on 75% of the average market value of the Company’s common stock for the past five trading days prior to conversion whereas the Drawdown Note is convertible at 75% of the average market price of the Company’s common stock for the past thirty dates prior to conversion.

Sales Revenue and Gross Profit

During the eight months ended September 30, 2010, the Company recorded revenue of $413,935 compared to  revenue of $1,415,902 during the eight months ended September 30, 2009.  Revenue for the eight months ended September 30, 2010 consisted of $157,850 for sales, $233,780 for demolition services, and $22,305 for shipping services. In the comparable period, the Company only had sales operations. The decrease in sales revenue is attributed to the fact that the current economic market in the United States has resulted in significant declines in the amount of new and recurring business and due to the fact that the Company focused its fiscal 2010 activity on the acquisition of UTP and the related due diligence procedures surrounding the acquisition, which was finalized on February 22, 2010.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”. Revenue consists of the sale of recycled metals, demolition services, and ocean freight export services. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the service has been performed, and collectability is reasonably assured.

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