Form 10-K
period 2010-12-31
RESOURCE EXCHANGE OF AMERICA CORP.
filed 2011-04-15
CIK 1456993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Copy of all Communications to:
Carrillo, Huettel & Zouvas, LLP
3033 Fifth Avenue, Suite 400 Telephone (619) 546-6100 Facsimile (619) 546-6060

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No  X .

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was $12,789,000 based upon the price ($0.42) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “RXAC”.

As of April 14, 2011, there were 75,000,000 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context hereof, references in this report to “Company,” “RXAC,” “we,” “us” and “our” are references to Resource Exchange of America Corp.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.

BUSINESS

Formation and Development

Resource Exchange of America Corp. was incorporated in the State of Florida on January 15, 2009 under the name Mobieyes Software, Inc.

On February 22, 2010, the Company operating under the name Mobieyes Software, Inc. at that time, entered into a Purchase Agreement (the “Purchase Agreement”) with UTP Holdings, LLC, a privately held Florida limited liability company (“UTP”).  In accordance with the terms and provisions of the Purchase Agreement, the Company acquired one hundred percent of the assets of UTP.  As a result of the Purchase Agreement transaction, our principal business became the business of UTP.  Accordingly, on February 23, 2010 we filed a Certificate of Amendment with the Florida Secretary of State changing our name to Resource Exchange of America Corp.

On April 21, 2010 the Company formed Asset Recovery of America, LLC, a Florida limited liability company as a wholly-owned subsidiary formed to hold various demolition licenses for the benefit of the Company.

On April 27, 2010, the Company entered into a definitive Joint Venture Agreement (“Joint Venture Agreement”) with T & M Salvage, Inc. (“T & M”).  Under the terms of the Joint Venture Agreement, after payment to T & M for processing and transportation fees, the gross profits shall be split equally between the Company and T & M.

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

On May 20, 2010, the Company entered into a definitive Joint Venture Agreement (“Joint Venture Agreement”) with Paw Materials, Inc. (“PAW”).  Under the terms of the Joint Venture Agreement, the Company has agreed to provide the enterprise resource planning (“ERP”) system software, all financing machines and software, as well as find buyer and negotiate sale pricing for all ferrous products that PAW will separate and store as defined by the ERP software. The gross profits shall be split equally between the Company and PAW.

On May 21, 2010 the Company formed Sea Lion Ocean Freight, LLC, a wholly owned subsidiary.

On June 2, 2010, the Company entered into a definitive Joint Venture Agreement (“Joint Venture Agreement”) with Thomas Griffin International, Inc. dba Sea Lion Ocean Freight (“Griffin International”). Under the terms of the Joint Venture Agreement, the Company agreed to provide all financing and administrative services necessary for Griffin International to explore, discover, and develop projects involving the importation and exportation of ferrous and non-ferrous metal processing, shipment, and delivery projects within the Gulf of Mexico and Caribbean Region. The Joint Venture Agreement will last until the completed transfer of the licenses from Thomas Griffin to the Company or its designated subsidiary. The Company shall retain all revenues and profits from the projects until it receives the licenses Griffin International will be transferring to the Company.

On June 21, 2010, the Company entered into an Employment & Asset Acquisition Agreement (“Asset Acquisition”) with Thomas L. Griffin (“Mr. Griffin”), an individual. Mr. Griffin owns Griffin International, which does business under the name Sea Lion Ocean Freight (“Sea Lion”), unrelated to Sea Lion Ocean Freight, LLC (“Sea Lion, LLC), the Company’s wholly-owned subsidiary. Pursuant to the terms and conditions of the Asset Acquisition, Mr. Griffin shall transfer certain assets of Sea Lion, including but not limited to various volume service contracts with top ocean freight carriers. Additionally, Mr. Griffin shall transfer to, or establish with the Company his Federal Maritime licenses. The terms of the Asset Acquisition render that certain Joint Venture between the Company and Griffin International ineffective. As consideration for the transferred assets, Mr. Griffin was paid $420,000 at the execution of the Asset Acquisition. He will be paid an additional $5,000 when the first Acquisition agreement is signed for a vessel to be broken in Mexico.  As a result of the aforementioned Asset Acquisition, the Joint Venture Agreement with Griffin International will terminate as of the Effective Date of that certain Asset Acquisition, July 6, 2010, rendering the Joint Venture moot.

On September 28, 2010, the Company entered into a definitive Joint Venture Agreement (“the Agreement”) with LT Trading Group (“LT”).  Under the terms of the Agreement, the Company and LT will collaborate on projects involving the distribution of scrap metal in China and in Korea. Pursuant to the Agreement, LT will receive an agreed-upon per metric ton dollar amount from the sales procured by it, and the Company will receive all other revenues associated with the contract.

Description of Business

The Company is working to become a U.S. based scrap recycling powerhouse, combining demolition/asset recovery services with sorting, recycling, brokering and distribution. We intend to initially offer demolition services in Florida with plans to expand to other states in the Southeastern United States. The Company will sell ferrous and nonferrous metal to both U.S. buyers as well as buyers abroad. Our goal is to deliver reliable, high-quality services to all our clients, big and small, local, domestic and international.

The Company intends to take full advantage of the present economic climate to acquire a number of key pieces to realize its vision of becoming a scrap recycling powerhouse. Research indicates that rough economic periods can create good opportunities for companies to buy undervalued assets, thus, the Company has determined that this is potentially an excellent time to consolidate a number of demolition companies, metals processing yards, a recycling company and an international trading company specializing in trading ferrous and nonferrous metals.

Accordingly, we will seek to acquire companies with key personnel with either in-depth knowledge of sales to Brazil, Russia, India, China and Korea, or preferably with a General Administration for Quality Supervision Inspection Quarantine (“AQSIQ”) number, which allows for direct trade with China. If we are successful in rolling these individual companies into one single entity we will achieve significant economies of scale. Assets can be reused across divisions; newly purchased assets will have less idle time; stores can be combined; and administrative functions can be gathered, making it possible to vie for bigger demolition/asset recovery jobs due to bigger cash reserves, tools and manpower.  With the current market situation, we believe that a consolidation process is the right strategic step, making it possible to grow the business significantly and capture a segment of the $30 billion recycling industry, of which 60% stems from recycling of ferrous and nonferrous metals.

We currently offer three main products in house or on a contract basis:

1.

 Demolition/Asset Recovery

2.

 Scrap Sorting, Processing, Shredding and Baling

3.

 Scrap brokering and sales

Business Strategy

We intend to fulfill our strategic goals by seeking to acquire underperforming companies within the scrap industry. The Company will seek to acquire companies at different stages of the scrap recycling process chain. We have come to the conclusion that in order to make an acceptable profit within the scrap and recycling business, it is better to make acquisitions at the bottom of the cycle, and to control the entire value chain, rather than only one or some of the phases (demolition/asset recovery, processing, sorting, selling and distribution).

The Company plans to acquire established dismantling and demolition/asset recovery companies with proven track records showing their ability to handle big and complex demolitions in a timely manner, with acceptable profit margins and impeccable safety records. These demolition companies will ensure a steady and viable inventory stream, which will itself be a source of income. Additionally, we plan to acquire one or more scrap processing yards with optimal locations between the demolition companies, major industrial centers and ports and rail. When identifying potential scrap processing yards, we will seek out companies that have the competencies and space to sort and bale all of the different kinds of scrap that the demolition companies can provide. Finally, the Company will attempt to locate a company that is both proficient in selling both ferrous and nonferrous scrap in the U.S. and also has in-depth knowledge of selling to major importers. This way, the Company will have control of the entire process and value chain.

Services and the Market Space

The Company will undertake demolition/asset recovery of obsolete housing quarters, refineries, processing plants, hotels, and any other kind of major structure that needs to be torn down by specialists. Depending on the size and kind of building, different kinds of demolition tactics will be employed. The different building materials will be cut down to size, sorted, and recycled depending on their type. Of particular interest to the Company will be metal plating, sheets, T- and I-beams and other structural pieces of metal, as well as nonferrous metals (copper, alloys, aluminum etc.) that are of widespread use in factories and processing plants.

Demolition is a blue-collar, labor-intensive job, and the average pay is 14% below the median for similar manual labor. As demolishing a building is a rather dangerous business, the Company will ensure that everyone at the demolition division is properly trained in safety measures and precautions. The safety record will in itself be used as a yardstick that the Company can measure its success by.

During the demolition/asset recovery process, the different materials are diligently sorted according to international specifications regarding grade, type and size. At major demolition sites, a mobile shredder could be used to cut the ferrous and nonferrous metals into smaller size. A mobile baler can create bales according to various ISRI specifications. The baler and mobile shredder can be taken to any location to bale ferrous and nonferrous metals on-site, which can then be put into containers that can be shipped directly to buyers. Baling and shredding allows for more weight to be put into ocean containers than if the material is loaded in loose weight. Having mobile equipment will allow the Company to optimize utilization of the equipment, acquire smaller processing facilities, and thereby increase overall profits.

Finally, the Company will provide a sales service, getting the best possible quotes for the ferrous and nonferrous metals acquired through demolition projects or purchased from others with excess stores. During 2010, the Company will seek to buy cheap stores of scrap metal to be sold later at a premium.

Market Analysis Summary

The US scrap industry is composed of approximately 8,000 companies with combined annual revenues of approximately $30 billion. The demolition and recycling business is unique in the sense that it is the only business with data covering almost two centuries. Analyzing this ancient data it has become evident that the scrap and recycling business is extremely cyclical. Basically, when times are booming, old factories, cars, trucks, equipment etc. are demolished and recycled, because businesses demand new and modernized factories, cars, trucks, equipment, which in-turn need new metal to be produced. Conversely, in a recession, the demand for new assets is so low that scrap metal prices plummet, and there is less business justification for demolishing anything.

Fortunately, the scrap and recycling business is counter-cyclical in other parts of the world: Even though the US scrap metal market has plummeted in the past year, the BRIC countries (Brazil, Russia, India and China) still show significant need for scrap metal for new projects. Despite the economic development in past years, there is an ever-increasing demand overseas for scrap metal due to the rapid growth and expansion of the BRIC countries, as well as in Korea, and this demand will continue to grow as the world becomes still more industrialized.

As the U.S. Scrap industry is extremely fragmented, with the top 50 companies holding only about 40% share of the market, the remaining 60% of the market space are struggling to make ends meet. There are approximately 7,950 companies in the U.S. scrap and recycling industry that are potential acquisition targets for the Company. Annually, the industry processes about 75 million tons of ferrous metals and 10 million tons of nonferrous metals. Ferrous and non-nonferrous metals account for 60% of the entire recycling industry.

The amount of metal being processed is highly demand-driven, so that, at the moment the amount of recycled metal is significantly less than just two years ago. U.S. demand for ferrous metal comes mainly from the U.S. steel industry, which is driven by the auto, machinery and construction industries. As the big three U.S. automotive companies have been taking some major hits in the past years, demand for metal has been heavily influenced. Fortunately, the markets abroad have more than outweighed this development.

Competition

The markets for scrap metal are highly competitive, both in the purchase of raw scrap and the sale of processed scrap. We will compete to purchase raw scrap with numerous independent recyclers, large public scrap processors and smaller scrap companies. Successful procurement of materials is determined primarily by the price and promptness of payment for the raw scrap and the proximity of the processing facility to the source of the unprocessed scrap. We may face competition for purchases of unprocessed scrap from producers of steel products, such as integrated steel mills and mini-mills, which have vertically integrated their operations by entering the scrap metal recycling business. Many of these producers have substantially greater financial, marketing and other resources. If we are unable to compete with these other companies in procuring raw scrap, our operating costs could increase.

We intend to operate with significant competitive advantages over other recycling and processing companies. Competition for sales of processed scrap is based primarily on the price, quantity and quality of the scrap metals, as well as the level of service provided in terms of consistency of quality, reliability and timing of delivery. To the extent that one or more of our competitors becomes more successful with respect to any key factor, our ability to attract and retain consumers could be materially and adversely affected. Our scrap metal processing operations will also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, iron carbide and other forms of processed iron. The availability of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap, which could result in lower prices for such products.

Additionally, a demolition/asset recovery division brings in large quantities of material at discounted prices.  Historically, demolition projects have produced scrap metal at a discount of up to 60% of the fair market value. This reduced cost of the scrap metal will allow the Company to offer more competitively priced material to buyers. The demolition division also brings in large quantities of scrap material.

Further, with the Company’s central location in Florida, several deep-water harbors are easily accessible, for instance in Tampa, Miami, Jacksonville and Savannah. The Company will seek to acquire demolition companies, which are proximately located to take advantage of these ports, and which have the experienced demolition bidding department and management skills necessary to carry out large demolition projects. Also, we will seek to have the heavy equipment needed to perform the demolition and the logistics and processing experience necessary to transport out the raw materials.  The proximity to these ports also provides the Company with an opportunity to export material to overseas mills when domestic markets soften.

Finally, the Company will seek to have personnel with in-depth knowledge of clients in the BRIC countries and Korea. Preferably, it might be possible to acquire an AQSIQ number, which will allow for shipping directly to Chinese steel mills. AQSIQ numbers are very difficult to acquire and applications for them can take up to two years for approval. Being able to ship directly to Chinese mills will eliminate the brokerage network into China, which will increase sales margins by 3% to 10%. Already, the Company is establishing a diverse customer base to make these international sales. These competitive advantages will keep the Company profitable even during an economic downturn.

Advertising and Marketing

Our marketing strategy will begin with word of mouth, which will always be our most important means of promotion. If we generate sufficient revenues, we intend to implement an advertising and marketing campaign to increase awareness of the Company and to acquire new customers through multiple channels, including traditional and online advertising. We believe that the use of multiple marketing channels reduces reliance on any one source of customers, maximizes product awareness and promotes customer acquisition.

Insurance

We currently carry a one million dollar D&O liability insurance policy and intend to acquire and maintain insurance appropriate to our new activities in the future on such terms that management shall deem to be commercially reasonable.

Intellectual Property

Although limited, we will depend on our ability to develop and maintain the proprietary aspects of our technology to distinguish our services from our competitors’. To protect our proprietary technology and services, we will rely primarily on a combination of confidentiality procedures. It is our policy to require employees and consultants to execute confidentiality agreements and invention assignment agreements upon the commencement of their relationship with us. These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances and for the assignment to us of intellectual property rights developed within the scope of the employment relationship.

Costs and Effects of Compliance with Government Regulation and Environmental Laws

The nature of our business and previous operations by others at facilities owned or operated by us make us subject to significant government regulation, including stringent environmental laws and regulations. Among other things, these laws and regulations impose comprehensive statutory and regulatory requirements concerning, among other matters, the treatment, acceptance, identification, storage, handling, transportation and disposal of industrial by-products, hazardous and solid waste materials, waste water, storm water effluent, air emissions, soil contamination, surface and ground water pollution, employee health and safety, operating permit standards, monitoring and spill containment requirements, zoning, and land use, among others.

Various laws and regulations set prohibitions or limits on the release of contaminants into the environment. Such laws and regulations also require permits to be obtained and manifests to be completed and delivered in connection with the operations of our businesses, and in connection with any shipment of prescribed materials so that the movement and disposal of such material can be traced and the persons responsible for any mishandling of such material can be identified. Violation of such laws and regulations may and do give rise to significant liability, including fines, damages, fees and expenses, and closure of a site. Generally, the governmental authorities are empowered to act to clean up and remediate releases and environmental damage and to charge the costs of such cleanup to one or more of the owners of the property, the person responsible for the release, the generator of the contaminant and certain other parties or to direct the responsible party to take such action. These authorities may also impose a penalty or other liens to secure the parties’ reimbursement obligations.

Environmental legislation and regulations have changed rapidly in recent years, and it is possible that we will be subject to even more stringent environmental standards in the future. For these reasons, future capital expenditures for environmental control facilities cannot be predicted with accuracy; however, if environmental control standards become more stringent, our compliance expenditures could increase substantially. We cannot predict whether any such future inquiries or claims will in fact arise or what the outcome will be of such matters.

Moreover, environmental legislation has been enacted, and may in the future be enacted, to create liability for past actions that were lawful at the time taken but that have been found to affect the environment and to create public rights of action for environmental conditions and activities. If damage to persons or the environment has been caused, or is in the future caused, by hazardous materials’ activities of us or our predecessors, we may be fined and held liable for such damage. In addition, we may be required to remedy such conditions and/or change procedures. Thus, liabilities, expenditures, fines and penalties associated with environmental laws and regulations might be imposed on us in the future, and such liabilities, expenditures, fines or penalties might have a material adverse effect on our results of operations and financial condition.

We are subject to potential liability and may also be required from time to time to clean up or take certain remedial action with regard to sites currently or formerly used in connection with our operations. Furthermore, we may be required to pay for all or a portion of the costs to clean up or remediate sites we never owned or on which we never operated if we are found to have arranged for transportation, treatment or disposal of pollutants or hazardous or toxic substances on or to such sites. We are also subject to potential liability for environmental damage that our assets or operations may cause nearby landowners, particularly as a result of any contamination of drinking water sources or soil, including damage resulting from conditions existing prior to the acquisition of such assets or operations. Any substantial liability for environmental damage could materially adversely affect our operating results and financial condition, and could materially adversely affect the marketability and price of our stock.

Employees; Identification of Certain Significant Employees

Our President, Chief Executive Officer, and Director, Dana Pekas, brings important executive experience and a unique understanding of resource management pertaining to large collaborative projects. As of April 14, 2011, we do not have any other employees. We frequently use consultants to assist in the completion of various projects. Our consultants are instrumental to keep the development of projects on time and on budget. We anticipate that our eventual staff of personnel will be composed of employees and independent contractors involved in demolition/asset recovery at one end, and in the market for sorted, processed, and baled ferrous and nonferrous metal at the other end of the value chain.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our principal executive office is located at 1990 Main Street, Suite 750 Sarasota, FL 34236. We are currently leasing office space on a month-to-month basis for $2,000 per month. This space is utilized for office purposes and it is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining any required additional facilities. We currently do not own any real property.

ITEM 3.

LEGAL PROCEEDINGS

               We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.

[REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Common Stock is quoted on the OTC Bulletin Board “OTCBB – U.S. Registered” under the trading symbol RXAC.OB. Our common stock was previously quoted under the symbol MOBE.OB until March 18, 2010. Because we are quoted on OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. The reported high and low bid and ask prices for the common stock are shown below for the period from January 1, 2009 through December 31, 2010.

	Bid
	High		Low
2009 Fiscal Year
First Quarter	$	NIL	$	NIL
Second Quarter	$	NIL	$	NIL
Third Quarter	$	NIL	$	NIL
Fourth Quarter		$0.04		$0.00
	Bid
	High		Low
2010 Fiscal Year
First Quarter*		$0.82		$0.50
Second Quarter		$0.75		$0.32
Third Quarter		$0.58		$0.42
Fourth Quarter		$0.47		$0.09

* Our common stock was previously quoted under the symbol MOBE.OB until March 18, 2010

Record Holders

As of December 31, 2010, an aggregate of 75,000,000 shares of our common stock were issued and outstanding and were owned by approximately 8 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than those previously reported, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Operations and Net Income (Loss)

For the year ended December 31, 2010 compared to the year ended December 31, 2009, we had a net loss of $1,382,710 compared to net income of $11,276, respectively. The net loss during the year was attributed to an increase in professional fees of $94,997 relating to the acquisition of UTP Holdings LLC and the resulting legal, accounting, and audit fees relating to the acquisition, we had a net decrease in our gross profit of $136,963 due to a sharp decline in our revenues, we recorded accretion expense of $187,708 related to the beneficial conversion feature of our convertible debt, management fees accrued to the President of the Company increased $245,050, and we recorded $339,106 for the recognition of the loss on the change in fair value of the derivative liabilities for the fact that the conversion price on certain convertible debt amounts is based on a discount to market value of the Company’s common stock.

Sales Revenue and Gross Profit

During the year ended December 31, 2010, the Company recorded revenue of $312,703 compared to revenue of $1,617,090 during the year ended December 31, 2009. Revenue for the year ended December 31, 2010 consisted of $153,387 for sales, $134,511 for demolition services, and $24,805 for shipping services. In the comparable period, the Company only had sales operations. The decrease in sales revenue is attributed to the lack of funding for projects and acquisitions.

As a result, gross profit for the year ended December 31, 2010 was $17,618 compared with gross profit of $154,581 during the year ended December 31, 2009.

Liquidity and Capital Resources

At December 31, 2010, we had current assets of $175,205 and a working capital deficit of $2,256,477 compared with current assets of $54,268 and a working capital deficit of $663,280 as at December 31, 2009. The increase in current assets as at December 31, 2010 is mainly attributed to the increase in cash of $165,106. The increase in the working capital deficit is mainly attributed to the increase in due to related parties of $259,696, loans payable of $197,555, derivative liabilities of $1,265,841, accrued interest payable on debt amounts of $30,191, and accrued liabilities of $65,000.

During the year ended December 31, 2010, the Company did not issue any common shares or receive any proceeds from equity financing.

Cashflows from Operating Activities

During the year ended December 31, 2010, the Company used cash flows for operating activities of $422,200 compared to proceeds from operating activities of $50,032 during the year ended December 31, 2009. The decrease in the cash provided by operating activities is attributed to the fact that due to the economic climate and lack of sufficient financing, the Company experienced a sharp decline in revenue and therefore less cash flows from its business operations.

Cashflows from Investing Activities

During the year ended December 31, 2010, the Company received cash flows from investing activities of $2,237 compared with proceeds of $nil during the comparable period in fiscal 2009.

Cashflows from Financing Activities

During the year ended December 31, 2010, the Company received cash flows of $585,069 from financing activities as compared with the use of $178,050 for financing activities during the year ended December 31, 2009. The increase in the proceeds received from financing activities is attributed to the fact that the Company received $378,214 from the issuance of convertible debt, $197,555 in loans payable proceeds, and $9,300 in related party proceeds. Conversely, during the year ended December 31, 2009, the Company repaid $19,451 in related party debt and paid out $158,599 in stockholders’ distributions.

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of the applicable standard did not have a significant impact on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

December 31, 2010

(Expressed in US dollars)

Index
Report of Independent Registered Public Accounting Firm	F–2
Consolidated Balance Sheets	F–3
Consolidated Statements of Operations	F–4
Consolidated Statements of Stockholders’ Deficit	F–5
Consolidated Statements of Cash Flows	F–6
Notes to the Consolidated Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Resource Exchange of America Corp. (formerly Mobieyes Software, Inc.)

We have audited the accompanying consolidated balance sheets of Resource Exchange of America Corp. (formerly Mobieyes Software, Inc.) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and has an accumulated deficit since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BOBBITT, PITTENGER & COMPANY, P.A.

Certified Public Accountants

Sarasota, Florida

April 14, 2011

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31,	December 31,
	2010	2009
	$	$

ASSETS

Current Assets

Cash	167,728	2,622
Inventory	–	12,450
Current portion of notes receivable (Note 4)	5,228	34,196
Prepaid expenses	2,249	5,000

Total Current Assets	175,205	54,268

Property and equipment (Note 5)	1,308	–
Notes receivable (Note 4)	13,444	115,804

Total Assets	189,957	170,072

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	9,139	2,475
Accrued liabilities	65,000	–
Accrued interest payable	30,191	–
Due to related parties (Note 6)	259,696	–
Loans payable (Note 7)	197,555	–
Convertible debt, net of unamortized discount of $735,855 (Note 8)	604,260	715,073
Derivative liabilities (Note 9)	1,265,841	–

Total Liabilities	2,431,682	717,548

Nature of Operations and Continuance of Business (Note 1)
Subsequent Events (Note 13)

Stockholders’ Deficit

Common Stock Authorized: 250,000,000 common shares, $0.0001 par value Issued and outstanding: 75,000,000 shares	7,500	7,500
Additional paid-in capital	12,079	12,079
Accumulated deficit	(2,261,304)	(567,055)

Total Stockholders' Deficit	(2,241,725)	(547,476)

Total Liabilities and Shareholders' Deficit	189,957	170,072

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Consolidated Statements of Operations

(Expressed in US Dollars)

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
	$	$

Revenues	312,703	1,617,090

Cost of revenues	295,085	1,462,509

Gross Profit	17,618	154,581

Expenses

Depreciation	190	–
Selling, general, and administrative	538,344	67,738
Professional fees	148,915	53,918

Total Expenses	687,449	121,656

Income (Loss) from Operations	(669,831)	32,925

Other Expenses

Accretion of discounts on convertible debt	(187,708)	–
Loss on change in fair value of derivative liabilities	(339,106)	–
Interest expense	(58,472)	(21,649)
Write-down of note receivable	(127,593)	–

Total Other Expenses	(712,879)	(21,649)

Net Income (Loss) for the Year	(1,382,710)	11,276

Net Loss Per Share, Basic and Diluted	(0.02)	–

Weighted Average Shares Outstanding	75,000,000	75,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Consolidated Statements of Stockholders’ Deficit

(Expressed in US Dollars)

	Shares		Additional Paid-in Capital	Accumulated Deficit	Total
		Amount
	#	$	$	$	$

Balance, December 31, 2008	75,000,000	7,500	12,079	(414,653)	(395,074)

Distributions	–	–	–	(163,678)	(163,678)

Net income for the year	–	–	–	11,276	11,276

Balance, December 31, 2009	75,000,000	7,500	12,079	(567,055)	(547,476)

February 22, 2010 – recapitalization transaction

Net liabilities assumed upon recapitalization	–	–	–	(311,539)	(311,539)

Net loss for the year	–	–	–	(1,382,710)	(1,382,710)

Balance, December 31, 2010	75,000,000	7,500	12,079	(2,261,304)	(2,241,725)

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
	$	$

Operating Activities

Net income (loss) for the year	(1,382,710)	11,276

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of discounts on convertible debt	187,708	–
Depreciation	190	–
Loss on change in fair value of derivative liabilities	339,106	–
Write-down of note receivable	127,593	–

Changes in operating assets and liabilities:
Inventory	12,450	9,843
Prepaid expenses	2,751	30,326
Accounts payable	6,664	(1,413)
Accrued liabilities	65,000	–
Accrued interest payable	30,191	–
Due to related party	188,857	–

Net Cash Provided by (Used in) Operating Activities	(422,200)	50,032

Investing Activities

Proceeds from notes receivable	3,735	–
Purchase of property and equipment	(1,498)	–

Net Cash Provided by Investing Activities	2,237	–

Financing Activities

Proceeds from related party	9,300	(19,451)
Proceeds from loans payable	197,555	–
Proceeds from convertible debt	378,214	–
Stockholders’ distributions	–	(158,599)

Net Cash Provided by (Used in) Financing Activities	585,069	(178,050)

Change in Cash	165,106	(128,018)

Cash, Beginning of Year	2,622	130,640

Cash, End of Year	167,728	2,622

Supplemental Disclosures:
Interest paid	28,281	21,649
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2010

(Expressed in US dollars)

1.

Nature of Operations and Continuance of Business

Mobieyes Software, Inc. (the “Company”) was incorporated under the laws of the State of Florida on January 15, 2009. On February 23, 2010, the Company changed its name to Resource Exchange of America Corp. The Company’s prior business was a mobile enterprise software company aimed at improving productivity of field service organizations. Upon completion of the acquisition agreement on February described in Note 3, the Company adopted the business of UTP Holdings, LLC (“UTP”). The Company is now engaged in the business of recycling ferrous and nonferrous metals to customers in the United States and abroad.

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2010, the Company has a working capital deficit of $2,256,477 and has an accumulated deficit of $2,261,304 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Principles

Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include the financial statements of the Company and its’ wholly-owned subsidiaries, Sea Lion Ocean Freight, LLC and Asset Recovery of America, LLC (“ARA”). ARA was disposed of for a nominal amount in October 2010. All inter-company transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, recoverability of notes receivable, allowance for doubtful accounts, valuation of convertible debt and derivative liabilities, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

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

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2010

(Expressed in US dollars)

2.

Summary of Significant Accounting Principles (continued)

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

December 31, 2010

(Expressed in US dollars)

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

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010 and 2009, the Company had no items representing comprehensive loss.

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

Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” required an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

December 31, 2010

(Expressed in US dollars)

2.

Summary of Significant Accounting Principles (continued)

The Company’s financial instruments consist principally of cash, notes receivable, accounts payable and accrued liabilities, loans payable, and convertible debt. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets and the fair value of derivative liabilities is determined based on “Level 2” inputs, which consist of inputs (volatility, risk free rate, conversion price, quoted market price) that are observable or can be derived principally from, or corroborated by, observable market data which are used in the Black-Scholes calculation. The recorded values of accounts receivable and accounts payable and accrued liabilities approximate their current fair values because of their nature and respective maturity dates or durations. The carrying amount of the notes receivable approximates fair value based on the interest rate. The carrying amounts of the convertible note payable and lines of credit approximate fair value because they are priced at interest rates consistent with the Company’s current borrowing rates on similar debt based on the security underlying the debt or the conversion features associated with the debt.

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

3.

Acquisition of Assets

On February 22, 2010, the Company entered into and closed an acquisition agreement with UTP Holdings, LLC (“UTP”), a company incorporated under the laws of Florida. The Company agreed to acquire 100% of the assets of UTP in exchange for a $250,000 convertible promissory note payable to the majority stockholder of UTP. UTP is engaged in the business of recycling ferrous and nonferrous metals to customers in the United States and abroad.

The acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization. Under recapitalization accounting, UTP is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. The Company had a note payable of $250,000 on the acquisition date. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of the business of UTP since inception.

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2010

(Expressed in US dollars)

4.

Notes Receivable

On November 24, 2009, the Company entered into two separate note receivable agreements with a Florida salvage company. One note bears interest, beginning March 3, 2010, at 5% per annum. Weekly payments of $881, including principal and interest, were to begin on April 10, 2010 with the note maturing on March 30, 2013. As of December 31, 2010, no payments have been made on this note. The balance on the note as of December 31, 2010 is $127,593 which was written down to $nil due to the uncertainty of collection. The second note bears no interest and is due in monthly instalments of $373 that began on December 16, 2009 and matures on December 16, 2014. As of December 31, 2010, the balance on the second note is $18,672.

5.

Property and Equipment

	Cost $	Accumulated depreciation $	2010 Net book value $	2009 Net book value $

Office equipment	1,498	190	1,308	–

6.

Related Party Transactions

(a)

During the year ended December 31, 2010, the Company paid $5,460 (2009 - $nil) in rent to the former Chief Financial Officer of the Company.

(b)

During the year ended December 31, 2010, the Company paid $6,188 (2009 - $6,188) for an automobile leased by the President of the Company.

(c)

During the year ended December 31, 2010, the Company paid $24,000 (2009 - $35,000) in rent to a company controlled by the President of the Company.

(d)

During the year ended December 31, 2010, the Company incurred $288,773 (2009 - $43,723) in management fees to a company controlled by the President of the Company.

(e)

As at December 31, 2010, the Company owed $1,781 (2009 - $nil) to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(f)

As at December 31, 2010, the Company owed a total of $257,915 (2009 - $nil) to companies controlled by the President of the Company. The amount owed is unsecured and due on demand. Of this amount, $9,300 has a flat $100 interest charge; the remaining balance is non-interest bearing.

7.

Loans Payable

(a)

As at December 31, 2010, the Company owed $25,555 to a non-related party which is non-interest bearing, unsecured, and due on demand.

(b)

As at December 31, 2010, the Company owed $172,000 to non-related party with a maturity date of February 10, 2011. Part of the proceeds was used to purchase a $162,500 certificate of deposit with a financial institution. The certificate of deposit was to serve as collateral for a letter of credit which was to be used to purchase scrap metal for a joint venture project. The loan was repaid subsequent to year end.

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2010

(Expressed in US dollars)

8.

Convertible Debt

(a)

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $175,081 with an equivalent discount on the convertible debt. During the year ended December 31, 2010, $52,794 has been accreted increasing the carrying value of the convertible debt to $127,713. The carrying value of the convertible debt as of December 31, 2010 of $127,713 will be accreted to the face value of $250,000 at maturity. During the year ended December 31, 2010, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $118,627 and as of December 31, 2010, the fair value of the conversion option derivative liability was $293,708.

(b)

On April 13, 2010, the Company entered into a $250,000 draw down promissory note agreement with a non-related party. Amounts drawn on this credit facility bear interest at 8% per annum, are unsecured, and due on April 13, 2011. The holder may convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 75% of the average of the closing market price of the Company’s common stock during the thirty trading days immediately preceding the conversion date. On October 14, 2010, the conversion price was changed to be fixed at $0.45 per share.

As of December 31, 2010, the outstanding balance is $250,000. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $147,140 with an equivalent discount on the convertible debt. During the year ended December 31, 2010, $61,945 has been accreted increasing the carrying value of the convertible debt to $164,805. The carrying value of the convertible debt as of December 31, 2010 of $164,805 will be accreted to the face value of $250,000 at maturity. During the year ended December 31, 2010, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $138,990 and as of December 31, 2010, the fair value of the conversion option derivative liability was $8,150.

(c)

Effective January 31, 2005, the President of the Company entered into a line of credit agreement with a financial institution allowing for borrowings of up to $800,000 with annual interest at prime to be used to fund the operations of the Company. The line of credit is secured by the principal residence of the President of the Company. Monthly interest-only payments are required. On October 21, 2010, the Company agreed to add a conversion option to the entire balance of principal and interest outstanding at any time on the line of credit. The President of the Company may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 75% of the average of the closing market price of the Company’s common stock during the five trading days immediately preceding the conversion date. The maturity date is December 31, 2011.

As of December 31, 2010, the outstanding balance is $791,815 (2010 - $715,073). The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $592,991 with an equivalent discount on the convertible debt. During the year ended December 31, 2010, $61,446 has been accreted increasing the carrying value of the convertible debt to $260,275. The carrying value of the convertible debt as of December 31, 2010 of $260,275 will be accreted to the current face value of $791,815 at maturity. During the year ended December 31, 2010, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $337,259 and as of December 31, 2010, the fair value of the conversion option derivative liability was $930,250.

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2010

(Expressed in US dollars)

8.

Convertible Debt (continued)

(d)

Effective March 18, 2010, the Company entered into a line of credit agreement with a company owned by the President of the Company allowing for borrowings of up to $150,000 bearing interest at 8% per annum. The line of credit is unsecured and all borrowings plus interest are due on demand. On October 21, 2010, the Company agreed to add a conversion option to the entire balance of principal outstanding at any time on the line of credit. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 75% of the average of the closing market price of the Company’s common stock during the five trading days immediately preceding the conversion date.

The balance on the line of credit as of December 31, 2010 is $48,300. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $11,523 with an equivalent discount on the convertible debt. During the year ended December 31, 2010, $11,523 has been accreted increasing the carrying value of the convertible debt to its face value. During the year ended December 31, 2010, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $22,210 and as of December 31, 2010, the fair value of the conversion option derivative liability was $33,733.

9.

Derivative Liabilities

The conversion options of the convertible debt disclosed in Note 8 are required to record derivatives at their estimated fair values on each balance sheet date with changes in fair values reflected in the statement of operations.

The Company uses the Black-Scholes valuation model to calculate the fair value of the derivative liabilities. The following table shows the weighted average assumptions used in the calculation of the conversion options:

2010

Expected dividend yield	–
Risk-free interest rate	0.28%
Expected life (in years)	0.98
Expected volatility	165%

10.

Common Stock

(a)

On March 1, 2010, the President of the Company returned 255,000,000 shares of common stock (post-split) to the Company for cancellation.

(b)

On March 19, 2010, the Company effected a 25 for 1 forward stock split of the issued and outstanding shares. All share amounts of the Company have been retroactively adjusted for all periods presented.

11.

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

Assets of the sales segment consist of cash and notes receivable. Assets of the demolition segment consist of cash. Assets of the ocean freight export services segment consists of cash. All other assets including property and equipment are allocated to corporate and other.

RESOURCE EXCHANGE OF AMERICA CORP.

(formerly Mobieyes Software, Inc.)

Notes to the Consolidated Financial Statements

December 31, 2010

(Expressed in US dollars)

11.

Segmented Information - continued

For the year ended December 31, 2010:

	Sales $	Demolition $	Shipping $	Corporate and Other $	Total $

Revenues	153,387	134,511	24,805	–	312,703
Operating net income (loss)	10,522	–	2,460	(682,813)	(669,831)
Interest expense	–	–	–	58,472	58,472
Depreciation	–	–	–	190	190
Total assets	185,785	–	615	3,557	189,957

The Company only had one operating segment for the year ended December 31, 2009.

12.

Income Taxes

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these losses carried forward expires beginning in 2029 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating losses carried forward was $876,988 as at December 31, 2010. The significant components of the deferred income tax asset as at December 31, 2010 and 2009 are as follows:

	2010 $	2009 $

Net operating losses carried forward	298,176	6,335

Valuation allowance	(298,176)	(6,335)

Net deferred income tax asset	–	–

13.

Subsequent Events

(a)

On January 20, 2011, the Company issued an 8% convertible note for proceeds of $32,500 which matures on October 24, 2011. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date.

(b)

On February 28, 2011, the Company issued an 8% convertible note for proceeds of $37,500 which matures on November 28, 2011. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date.

(c)

On March 30, 2011, the Company issued an 8% convertible note for proceeds of $27,500 which matures on December 28, 2011. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 3, 2010, Bobbitt, Pittenger & Company, P.A. (“BPC”) was engaged as the Company’s registered independent public accountant. On May 3, 2010, Seale & Beers, CPA (“SB”), was dismissed as the registered independent public accountant for the Company. The decisions to appoint BPC and dismiss SB were approved by the Board of Directors of the Company on May 3, 2010.

Other than the disclosure of uncertainty regarding the ability for us to continue as a going concern which was included in the auditors’ report on the financial statements for the past two years, SB's reports on the financial statements of the Company for the periods ended January 31, 2010 and 2009 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. For the two most recent fiscal years and any subsequent interim period through SB's termination on May 3, 2010, SB disclosed the uncertainty regarding the ability of the Company to continue as a going concern in its accountant’s report on the financial statements.

In connection with the audit and review of the financial statements of the Company through May 3, 2010, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with SB's opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company for the years ended December 31, 2010 and 2009 and interim unaudited financial statements through May 3, 2010, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

Prior to May 3, 2010, the Company did not consult with BPC regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided a copy of the foregoing disclosures to SB prior to the date of the filing of this report and requested that SB furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report.  A copy of the letter furnished in response to that request was filed with the SEC on May 5, 2010 as part of our Current Report on Form 8-K and is incorporated herein by reference.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of December 31, 2010, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2010, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2010, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2011.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

Our current directors and executive officers are as follows:

Name and Age	Position(s) Held	Tenure	Other Public Company Directorships
Dana J. Pekas, 47	CEO, President, and Director	Since February 9, 2010	None

Term of Office

The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.  Each of our officers serves until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  At the present time, members of the board of directors are not compensated for their services to the board.  Each Director shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.

Background and Business Experience

Dana J. Pekas - Mr. Dana J. Pekas, attended the University of Minnesota from 1981 to 1984. From 1984 to 1999, Mr. Pekas was a senior officer and owner of Amcom Corporation/Express Point. From 1999 to 2004, he was a senior officer and owner of Universal Products Corp which merged into UTP Holdings, LLC. He has been the managing member since 2004. Mr. Pekas also has served as a board of director or manager for the following companies: Express Point Technologies, Knead’n Dough and Toy Box Storage.

Identification of Significant Employees

Other than Dana J. Pekas, we do not have any significant employees.

Family Relationships

There are no family relationships among our officers, directors or persons nominated for such positions.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have 1 director and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2010 and 2009.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)(1)
Dana Pekas (2)	2010	$288,773	nil	nil	$0	nil	nil	$nil	$288,773
President, CEO, CFO, Secretary and Director	2009	$ 43,723	nil	nil	$0	nil	nil	$nil	$ 43,723
David Finkelstein(3)	2010	$ 48,807	nil	nil	$0	nil	nil	$nil	$ 48,807
Former CFO and Director	2009	$ nil	nil	nil	$0	nil	nil	$nil	$nil

(1)

The compensation was paid as deferred salaries.

(2)

During 2010, a Company controlled by Dana Pekas was compensated for his services rendered as an officer of the Company which is being deferred until such time as the Company has sufficient funds to initiate payment.

(3)

On December 22, 2010 Mr. Finkelstein resigned as Chief Financial Officer and Director of the Company.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No named Executive Officer received any equity awards, or holds exercisable or unexercisable options, as of the years ended December 31, 2010 and 2009.

Compensation of Directors

Our directors who are also our employees receive no extra compensation for their service on our board of directors.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 14, 2011 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of April 14, 2011, there were 75,000,000 common shares issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2) (%)
Dana Pekas, Sole Officer and Director 5224 Siesta Cove Drive Sarasota, FL 34242	Common	22,950,000	30.6%
All Officers and Directors as a Group (1 person)	Common	22,950,000	30.6%

SFJ Family Trust (3) 5224 Siesta Cove Drive Sarasota, FL 34242	Common	21,600,000	28.8%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

 Based on 75,000,000 issued and outstanding shares of common stock as of April 14, 2011 plus shares issuable upon exercise of options and warrants.

(3)

Dana Pekas, our President, Chief Executive Officer and Director, is the sole trustee of the SFJ Family Trust.

Changes in Control.

On February 9, 2010, Dana J. Pekas acquired the majority of the issued and outstanding common stock of the Company operating at that time under the name Mobieyes Software, Inc., from Kevin Miller (the “Seller”), in accordance with a stock purchase agreement (the “Stock Purchase Agreement”) between Dana J. Pekas, SFJ Family Trust, Richard Lupient and the Seller.  Pursuant to the terms of the Stock Purchase Agreement, Dana J. Pekas acquired control of eleven million one hundred eighteen thousand (11,118,000) shares of the Company’s issued and outstanding common stock representing approximately 84.69%. SFJ Family Trust acquired eight hundred eight hundred sixty four thousand (864,000) shares of the Company’s issued and outstanding common stock representing approximately 6.54% of the Company’s issued and outstanding common stock. Richard Lupient acquired control of eighteen thousand (18,000) shares of the Company’s issued and outstanding common stock representing approximately 0.13%. Dana J. Pekas acquired a total of eleven million nine hundred eighty two thousand (11,982,000) shares as he is the trustee of the SFJ Family Trust, accordingly Mr. Pekas aggregate ownership represents approximately 90.77% of the shares of outstanding common stock of the Company at the time of transfer.  The aggregate purchase price for the shares was Three Hundred Thousand dollars ($300,000).

Other than the foregoing, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the year ended December 31, 2010, the Company paid $5,460 (2009 - $nil) in rent to the Chief Financial Officer of the Company.

During the year ended December 31, 2010, the Company paid $6,188 (2009 - $6,188) for an automobile leased by the President of the Company.

During the year ended December 31, 2010, the Company paid $24,000 (2009 - $35,000) in rent to a company controlled by the President of the Company.

During the year ended December 31, 2010, the Company incurred $288,773 (2009 - $43,723) in management fees to a company controlled by the President of the Company.

Other than the foregoing transactions, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  According to the NASDAQ definition, Dana J. Pekas is not an independent director of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

		Year Ended December 31, 2010		Year Ended January 31, 2010**
Audit fees		$30,500		$14,000
Audit-related fees	$	nil	$	nil
Tax fees	$	nil	$	nil
All other fees	$	nil	$	nil
Total		$30,500		$14,000

Audit Fees

We incurred $30,500 in fees to our principal independent accounting firm for professional services rendered in connection with the audit and reviews of our financial statements for the year ended December 31, 2010. We incurred $14,000 to our former principal independent accounting firm for the year ended January 31, 2010, which was our year end prior to the acquisition on February 22, 2010.

Audit-Related Fees

The aggregate fees billed during the year ended December 31, 2010 and year ended January 31, 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the year ended December 31, 2010 and year ended January 31, 2010 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the ear ended December 31, 2010 and year ended January 31, 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $nil and $nil, respectively.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit	Filing Reference
3.01	Articles of Incorporation	Filed with the SEC on February 27, 2009 as part of our Registration Statement on Form S-1.
3.01(a)	Amended Articles of Incorporation	Filed with the SEC on February 25, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on February 27, 2009 as part of our Registration Statement on Form S-1.
10.01	Asset Acquisition Agreement between Resource Exchange of America Corp. and UTP Holdings, LLC dated February 22, 2010.	Filed with the SEC on February 25, 2010 as part of our Current Report on Form 8-K.
10.02	Line of Credit Note between Resource Exchange of America Corp. and SKI, Inc. dated March 18, 2010.	Filed with the SEC on March 25, 2010 as part of our Current Report on Form 8-K.
10.03	Line of Credit Note between Resource Exchange of America Corp. and Paramount Trading Company, Inc. dated April 29, 2010.	Filed with the SEC on May 5, 2010 as part of our Current Report on Form 8-K.
10.04	Joint Venture Agreement between Resource Exchange of America Corp. and T & M Salvage, Inc. dated April 27, 2010.	Filed with the SEC on May 6, 2010 as part of our Current Report on Form 8-K.
10.05	Joint Venture Agreement between Asset Recovery of America, LLC and Harry’s Haul, LLC dated May 11, 2010.	Filed with the SEC on May 18, 2010 as part of our Current Report on Form 8-K.
10.06	Joint Venture Agreement between Resource Exchange of America Corp. and Paw Materials, Inc. dated May 20, 2010.	Filed with the SEC on June 1, 2010 as part of our Current Report on Form 8-K.
10.07	Employment & Acquisition Agreement between the Company's wholly owned subsidiary, Asset Recovery of America, LLC, and Jason Livingston dated June 21, 2010.	Filed with the SEC on June 23, 2010 as part of our Current Report on Form 8-K.
10.08	Joint Venture Agreement between Resource Exchange of America Corp. and Thomas Griffin International dba Sea Lion Ocean Freight dated June 2, 2010.	Filed with the SEC on June 23, 2010 as part of our Current Report on Form 8-K.
10.09	Employment & Acquisition Agreement between Resource Exchange of America Corp. and Thomas Griffin dated June 21, 2010.	Filed with the SEC on June 23, 2010 as part of our Current Report on Form 8-K.
10.10	Consulting Agreement between Resource Exchange of America Corp. and Morningstar Corporate Communications dated June 23, 2010.	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.11	First Amendment to Consulting Agreement between Resource Exchange of America Corp. and Morningstar Corporate Communications dated September 20, 2010.	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.12	Joint Venture Agreement between Resource Exchange of America Corp. and LT Trading Group dated September 28, 2010.	Filed with the SEC on October 4, 2010 as part of our Current Report on Form 8-K.
10.13	Amendment No. 1 to Line of Credit Note between Resource Exchange of America Corp. and Paramount Trading Company, Inc. dated October 14, 2010.	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.14	Convertible Line of Credit Note between Resource Exchange of America Corp. and SKI, Inc. dated October 21, 2010.	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.15	Amendment No. 1 to Asset Purchase Agreement between Resource Exchange of America Corp. and UTP Holdings, LLC dated October 21, 2010.	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.16	Amendment No. 2 to Asset Purchase Agreement between Resource Exchange of America Corp. and UTP Holdings, LLC dated October 21, 2010.	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.17	Securities Purchase Agreement between Resource Exchange of America Corp. and Asher Enterprises, Inc. dated January 20, 2011.	Filed with the SEC on February 7, 2011 as part of our Current Report on Form 8-K.
10.18	Convertible Note between Resource Exchange of America Corp. and Asher Enterprises, Inc. dated January 20, 2011.	Filed with the SEC on February 7, 2011 as part of our Current Report on Form 8-K.
10.19	Securities Purchase Agreement between Resource Exchange of America Corp. and Asher Enterprises, Inc. dated February 28, 2011.	Filed with the SEC on March 3, 2011, as part of our Current Report on Form 8-K.
10.20	Convertible Note between Resource Exchange of America Corp. and Asher Enterprises, Inc. dated February 28, 2011.	Filed with the SEC on March 3, 2011, as part of our Current Report on Form 8-K.
10.21	Securities Purchase Agreement between Resource Exchange of America Corp. and Asher Enterprises, Inc. dated March 30, 2011.	Filed with the SEC on April 1, 2011, as part of our Current Report on Form 8-K.
10.22	Convertible Note between Resource Exchange of America Corp. and Asher Enterprises, Inc. dated March 30, 2011.	Filed with the SEC on April 1, 2011, as part of our Current Report on Form 8-K.

21.01	List of Subsidiaries	Filed with the SEC on June 1, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14.	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14.	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE EXCHANGE OF AMERICA CORP.

Dated:  April 15, 2011

/s/ Dana Pekas

By: Dana Pekas

Its: President, CEO, CFO, Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  April 15, 2011

/s/ Dana Pekas

Dana Pekas, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.