Form 10-Q
period 2011-03-31
RESOURCE EXCHANGE OF AMERICA CORP.
filed 2011-05-16
CIK 1456993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

      .  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Carrillo Huettel & Zouvas, LLP

3033 Fifth Ave. Suite 400

San Diego, CA 92103

Telephone (619) 546-6100

Facsimile (619) 546-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X . Yes            .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        . Yes           .  No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        .  Yes    X .    No

As of May 16, 2011, there were 75,000,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

RESOURCE EXCHANGE OF AMERICA CORP.

Consolidated Financial Statements

March 31, 2011

(Expressed in US dollars)

(unaudited)

Index

Consolidated Balance Sheets

F–1

Consolidated Statements of Operations

F–2

Consolidated Statements of Stockholders’ Deficit

F–3

Consolidated Statements of Cash Flows

F–4

Notes to the Consolidated Financial Statements

F–5

RESOURCE EXCHANGE OF AMERICA CORP.

Consolidated Balance Sheets

(Expressed in US Dollars)

	March 31,	December 31,
	2011	2010
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	41,214	167,728
Inventory	20,268	–
Current portion of notes receivable (Note 3)	4,482	5,228
Prepaid expenses	249	2,249

Total Current Assets	66,213	175,205

Property and equipment (Note 4)	1,233	1,308
Notes receivable (Note 3)	12,324	13,444

Total Assets	79,770	189,957

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	13,056	9,139
Accrued liabilities	75,500	65,000
Accrued interest payable	44,986	30,191
Due to related parties (Note 5)	221,704	259,696
Loans payable (Note 6)	75,555	197,555
Convertible debt, net of unamortized discount of $659,363 (Note 7)	778,081	604,260
Derivative liabilities (Note 8)	984,140	1,265,841

Total Liabilities	2,193,022	2,431,682

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Common Stock Authorized: 250,000,000 common shares, $0.0001 par value Issued and outstanding: 75,000,000 shares	7,500	7,500
Additional paid-in capital	12,079	12,079
Accumulated deficit	(2,132,831)	(2,261,304)

Total Stockholders' Deficit	(2,113,252)	(2,241,725)

Total Liabilities and Shareholders' Deficit	79,770	189,957

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

Consolidated Statements of Operations

(Expressed in US Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2011	2010
	$	$

Revenues	49,257	4,200

Cost of revenues	40,528	3,600

Gross Profit	8,729	600

Operating Expenses

Depreciation	75	–
Selling, general, and administrative (Note 5)	22,330	30,638
Professional fees	37,400	2,150

Total Expenses	59,805	32,788

Loss from Operations	(51,076)	(32,188)

Other Income (Expense)

Accretion of discounts on convertible debt	(177,164)	(17,081)
Gain on change in fair value of derivative liabilities	379,201	–
Interest expense	(22,488)	(2,681)

Total Other Income (Expense)	179,549	(19,762)

Net Income (Loss) for the Period	128,473	(51,950)

Net Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	75,000,000	75,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2011	2010
	$	$

Operating Activities

Net income (loss) for the period	128,473	(51,950)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of discounts on convertible debt	177,164	17,081
Depreciation	75	–
Gain on change in fair value of derivative liabilities	(379,201)	–

Changes in operating assets and liabilities:
Inventory	(20,268)	–
Prepaid expenses	2,000	5,000
Accounts payable	3,917	7,212
Accrued liabilities	10,500	–
Accrued interest payable	14,795	–
Due to related parties	(33,692)	38,177

Net Cash Provided by (Used In) Operating Activities	(96,237)	17,711

Investing Activities

Proceeds from note receivable	1,866	747

Net Cash Provided By Investing Activities	1,866	747

Financing Activities

Repayment of related party loan	(4,300)	–
Repayment of loans payable	(122,000)	–
Proceeds from convertible debt	97,500	–
Repayment of convertible debt	(3,343)	–
Stockholders’ distributions	–	–

Net Cash Provided by (Used in) Financing Activities	(32,143)	–

Change in Cash	(126,514)	18,458

Cash, Beginning of Period	167,728	2,622

Cash, End of Period	41,214	21,080

Supplemental Disclosures:
Interest paid	12,878	2,681
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

March 31, 2011

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Mobieyes Software, Inc. (the “Company”) was incorporated under the laws of the State of Florida on January 15, 2009. On February 23, 2010, the Company changed its name to Resource Exchange of America Corp. The Company’s prior business was a mobile enterprise software company aimed at improving productivity of field service organizations. Upon completion of the acquisition of assets from UTP Holdings, LLC on February 22, 2010, the Company adopted the business of UTP Holdings, LLC. The Company is now engaged in the business of recycling ferrous and nonferrous metals to customers in the United States and abroad.

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2011, the Company has a working capital deficit of $2,126,809 and has an accumulated deficit of $2,132,831 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

2.

Summary of Significant Accounting Principles

Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include the financial statements of the Company and its’ wholly-owned subsidiary, Sea Lion Ocean Freight, LLC. All inter-company transactions and balances have been eliminated upon consolidation.

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, valuation of convertible debt and derivative liabilities, and deferred tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

March 31, 2011

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

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

March 31, 2011

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

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011 and 2010, the Company had no items representing comprehensive loss.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

March 31, 2011

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Principles (continued)

Financial Instruments and Fair Value Measures (continued)

The Company’s financial instruments consist principally of cash, notes receivable, accounts payable, accrued liabilities, accrued interest payable, loans payable, and convertible debt. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets and the fair value of derivative liabilities is determined based on “Level 2” inputs, which consists of inputs (volatility, risk free rate, conversion price, quoted market price) that are observable or can be derived principally from, or corroborated by, observable market data which are used in the Black-Scholes calculation. The recorded values of accounts receivable and accounts payable and accrued liabilities approximate their current fair values because of their nature and respective maturity dates or durations. The carrying amount of the notes receivable approximates fair value based on the interest rate. The carrying amounts of the convertible note payable and lines of credit approximate fair value because they are priced at interest rates consistent with the Company’s current borrowing rates on similar debt based on the security underlying the debt or the conversion features associated with the debt.

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Notes Receivable

On November 24, 2009, the Company entered into two separate note receivable agreements with a Florida salvage company. One note bears interest, beginning March 3, 2010, at 5% per annum. Weekly payments of $881, including principal and interest, were to begin on April 10, 2010 with the note maturing on March 30, 2013. As of March 31, 2011, no payments have been made on this note. The balance on the note as of March 31, 2011 is $127,593 which was written down to $nil in 2010 due to the uncertainty of collection. The second note bears no interest and is due in monthly instalments of $373 that began on December 16, 2009 and matures on December 16, 2014. As of March 31, 2011, the balance on the second note is $16,806.

4.

Property and Equipment

	Cost $	Accumulated depreciation $	March, 31, 2011 Net book value $	December 31, 2010 Net book value $

Office equipment	1,498	265	1,233	1,308

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

March 31, 2011

(Expressed in US dollars)

(unaudited)

5.

Related Party Transactions

(a)

During the three months ended March 31, 2011, the Company incurred $nil (2010 - $500) in rent to the former Chief Financial Officer of the Company.

(b)

During the three months ended March 31, 2011, the Company incurred $1,547 (2010 - $1,547) for an automobile leased by the President of the Company.

(c)

During the three months ended March 31, 2011, the Company incurred $6,000 (2010 - $6,000) in rent to a company controlled by the President of the Company.

(d)

During the three months ended March 31, 2011, the Company incurred $nil (2010 - $17,309) in management fees to a company controlled by the President of the Company.

(e)

As at March 31, 2011, the Company owed $1,781 (December 31, 2010 - $1,781) to the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(f)

As at March 31, 2011, the Company owed a total of $219,923 (December 31, 2010 - $257,915) to companies controlled by the President of the Company. The amount owed is unsecured and due on demand.

6.

Loans Payable

(a)

As at March 31, 2011, the Company owed $25,555 (December 31, 2010 - $25,555) to a non-related party which is non-interest bearing, unsecured, and due on demand.

(b)

As at March 31, 2011, the Company owed $50,000 (December 31, 2010 - $172,000) to a non-related party. The loan was used to purchase a certificate of deposit with a financial institution. The certificate of deposit serves as collateral for a letter of credit which was used to purchase scrap metal in a joint venture project. The loan payable bears interest at 36% per annum, but is the responsibility of the supplier to this joint venture project. The loan payable is secured by the Company’s inventory related to this project.

7.

Convertible Debt

(a)

On February 22, 2010, the Company issued a $250,000 promissory note to the President of the Company. The note bears interest at 10% per annum, is unsecured, and due on December 31, 2011. The holder may convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 75% of the average of the closing market price of the Company’s common stock during the five trading days immediately preceding the conversion date.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $175,081 with an equivalent discount on the convertible debt. During the three months ended March 31, 2011, $22,072 has been accreted increasing the carrying value of the convertible debt to $149,785. The carrying value of the convertible debt as of March 31, 2011 of $149,785 will be accreted to the face value of $250,000 at maturity. During the three months ended March 31, 2011, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $88,533 and as of March 31, 2011, the fair value of the conversion option derivative liability was $205,175.

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

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

March 31, 2011

(Expressed in US dollars)

(unaudited)

7.  Convertible Debt (continued)

As of March 31, 2011, the outstanding balance is $250,000. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $147,140 with an equivalent discount on the convertible debt. During the three months ended March 31, 2011, $58,679 has been accreted increasing the carrying value of the convertible debt to $223,484. The carrying value of the convertible debt as of March 31, 2011 of $223,484 will be accreted to the face value of $250,000 at maturity. During the three months ended March 31, 2011, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $8,150 and as of March 31, 2011, the fair value of the conversion option derivative liability was $nil.

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

As of March 31, 2011, the outstanding balance is $788,472 (December 31, 2010 - $791,815). The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $592,991 with an equivalent discount on the convertible debt. During the three months ended March 31, 2011, $84,924 has been accreted increasing the carrying value of the convertible debt to $341,851. The carrying value of the convertible debt as of March 31, 2011 of $341,851 will be accreted to the current face value of $788,472 at maturity. During the three months ended March 31, 2011, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $283,150 and as of March 31, 2011, the fair value of the conversion option derivative liability was $647,100.

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

The balance on the line of credit as of March 31, 2011 is $51,472. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $11,523 with an equivalent discount on the convertible debt. During the three months ended March 31, 2011, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $23,439 and as of March 31, 2011, the fair value of the conversion option derivative liability was $10,294.

(e)

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

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

March 31, 2011

(Expressed in US dollars)

(unaudited)

7.

Convertible Debt (continued)

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $32,500 with an equivalent discount on the convertible debt. During the three months ended March 31, 2011, $7,222 has been accreted increasing the carrying value of the convertible debt to $7,222. The carrying value of the convertible debt as of March 31, 2011 of $7,222 will be accreted to the face value of $32,500 at maturity. During the three months ended March 31, 2011, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $7,538 and as of March 31, 2011, the fair value of the conversion option derivative liability was $40,038.

(f)

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $37,500 with an equivalent discount on the convertible debt. During the three months ended March 31, 2011, $4,167 has been accreted increasing the carrying value of the convertible debt to $4,167. The carrying value of the convertible debt as of March 31, 2011 of $4,167 will be accreted to the face value of $37,500 at maturity. During the three months ended March 31, 2011, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $9,130 and as of March 31, 2011, the fair value of the conversion option derivative liability was $46,630.

(g)

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. During the three months ended March 31, 2011, $100 has been accreted increasing the carrying value of the convertible debt to $100. The carrying value of the convertible debt as of March 31, 2011 of $100 will be accreted to the face value of $27,500 at maturity. During the three months ended March 31, 2011, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $7,403 and as of March 31, 2011, the fair value of the conversion option derivative liability was $34,903.

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

March 31, 2011

(Expressed in US dollars)

(unaudited)

8.

Derivative Liabilities

The conversion options of the convertible debt disclosed in Note 7 are required to record derivatives at their estimated fair values on each balance sheet date with changes in fair values reflected in the statement of operations.

The Company uses the Black-Scholes valuation model to calculate the fair value of the derivative liabilities. The following table shows the weighted average assumptions used in the calculation of the conversion options:

2011

Expected dividend yield	–
Risk-free interest rate	0.24%
Expected life (in years)	0.74
Expected volatility	218%

9.

Segmented Information

The Company is organized into segments based on operations. These operating segments have been aggregated into three reportable business segments: sales and ocean freight export services. The reportable segments were determined in accordance with the way that management of the Company develops and executes the Company’s operations.

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

For the three months ended March 31, 2011:

	Sales $	Export Services $	Corporate and Other $	Total $

Revenues	–	49,257	–	49,257
Operating net income (loss)	–	13,914	(64,990)	(51,076)
Interest expense	–	–	22,488	22,488
Depreciation	–	–	75	75
Total assets	35,978	42,309	1,483	79,770

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2011 $	2010 $
Current Assets	66,213	175,205
Current Liabilities	2,193,022	2,431,682
Working Capital Deficit	(2,126,809)	(2,256,477)

Cash Flows

	Three Months Ended March 31, 2011 $	Three Months Ended March 31, 2010 $
Cash Flows provided by (used in) Operating Activities	(96,237)	17,711
Cash Flows provided by Investing Activities	1,866	747
Cash Flows provided by (used in) Financing Activities	(32,143)	–
Net Increase (decrease) in Cash During Period	(126,514)	18,458

Operating Revenues

Operating revenues for the quarter ended March 31, 2011 were $49,257.

Operating revenues for the quarter ended March 31, 2010 were $4,200.

Operating Expenses and Net Loss

Operating expenses for the quarter ended March 31, 2011 were $59,805 and is comprised of depreciation of $75, selling, general, and administrative of $22,330, and professional fees of $37,400.

Operating expenses for the quarter ended March 31, 2010 were $32,788 and is comprised of selling, general, and administrative of $30,638 and professional fees of $2,150.

Net income for the quarter ended March 31, 2011 was $128,473 which is mainly attributed to the $379,201 gain on change in fair value of derivative liabilities.

Net loss for the quarter ended March 31, 2010 was $51,950.

Liquidity and Capital Resources

As at March 31, 2011, the Company’s cash and total asset balance was $79,770 compared to $189,957 as at December 31, 2010. The increase in total assets is mainly attributed to the repayment of the joint venture financing loan.

As at March 31, 2011, the Company had total liabilities of $2,193,022 compared with total liabilities of $2,431,682 as at December 31, 2010. The decrease in total liabilities is mainly attributed to the decrease in derivative liabilities and repayment of loans payable offset by the increase in convertible debt due to accretion of the discounts.

As at March 31, 2011, the Company had a working capital deficit of $2,126,809 compared to $2,256,477 as at December 31, 2010.

Cashflows from Operating Activities

During the quarter ended March 31, 2011, the Company used $96,237 of cash for operating activities compared to $17,711 cash provided by operating activities during the quarter ended March 31, 2010.

Cashflows from Financing Activities

During the quarter ended March 31, 2011, the Company received $1,866 of cash from investing activities compared to $747 for the quarter ended March 31, 2010. The proceeds were received from the note receivable

Cashflows from Financing Activities

During the quarter ended March 31, 2011, the Company used $32,143 of cash in financing activities compared to $nil for the quarter ended March 31, 2010. The Company repaid loans payable of $122,000, convertible debt of $3,343, and related party loan of $4,300 offset by proceeds of $97,500 received from the issuance of convertible debt.

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

Future Financings

We will continue to rely on debt and equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, “Fair Value Measurements and Disclosures”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company’s adoption of the amendment to ASC 820 did not have a material effect on the Company’s consolidated financial statements.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.            Quarterly Issuances:

On January 20, 2011, the Company issued an 8% convertible note to Asher Enterprises, Inc. (“Asher”) for proceeds of $32,500 which matures on October 24, 2011. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date.

On February 28, 2011, the Company issued an 8% convertible note to Asher for proceeds of $37,500 which matures on November 28, 2011. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date.

On March 30, 2011, the Company issued an 8% convertible note to Asher for proceeds of $27,500 which matures on December 28, 2011. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date.

  2.            Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing Reference
3.01	Articles of Incorporation	Filed with the SEC on February 27, 2009 as part of our Registration Statement on Form S-1.
3.01(a)	Amended Articles of Incorporation	Filed with the SEC on February 25, 2010 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on February 27, 2009 as part of our Registration Statement on Form S-1.
10.01	Asset Acquisition Agreement between the Company and UTP Holdings, LLC dated February 22, 2010.	Filed with the SEC on February 25, 2010 as part of our Current Report on Form 8-K.
10.02	Line of Credit Note between the Company and SKI, Inc. dated March 18, 2010.	Filed with the SEC on March 25, 2010 as part of our Current Report on Form 8-K.
10.03	Line of Credit Note between the Company and Paramount Trading Company, Inc. dated April 29, 2010.	Filed with the SEC on May 5, 2010 as part of our Current Report on Form 8-K.
10.04	Joint Venture Agreement between the Company and T & M Salvage, Inc. dated April 27, 2010.	Filed with the SEC on May 6, 2010 as part of our Current Report on Form 8-K.
10.05	Joint Venture Agreement between Asset Recovery of America, LLC and Harry’s Haul, LLC dated May 11, 2010.	Filed with the SEC on May 18, 2010 as part of our Current Report on Form 8-K.
10.06	Joint Venture Agreement between the Company and Paw Materials, Inc. dated May 20, 2010.	Filed with the SEC on June 1, 2010 as part of our Current Report on Form 8-K.
10.07	Employment & Acquisition Agreement between the Company's wholly owned subsidiary, Asset Recovery of America, LLC, and Jason Livingston dated June 21, 2010.	Filed with the SEC on June 23, 2010 as part of our Current Report on Form 8-K.
10.08	Joint Venture Agreement between the Company and Thomas Griffin International dba Sea Lion Ocean Freight dated June 2, 2010.	Filed with the SEC on June 23, 2010 as part of our Current Report on Form 8-K.
10.09	Employment & Acquisition Agreement between the Company and Thomas Griffin dated June 21, 2010.	Filed with the SEC on June 23, 2010 as part of our Current Report on Form 8-K.
10.10	Consulting Agreement between the Company and Morningstar Corporate Communications dated June 23, 2010.	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.11	First Amendment to Consulting Agreement between the Company and Morningstar Corporate Communications dated September 20, 2010.	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.12	Joint Venture Agreement between the Company and LT Trading Group dated September 28, 2010.	Filed with the SEC on October 4, 2010 as part of our Current Report on Form 8-K.
10.13	Amendment No. 1 to Line of Credit Note between the Company and Paramount Trading Company, Inc. dated October 14, 2010.	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.14	Convertible Line of Credit Note between the Company and SKI, Inc. dated October 21, 2010.	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.15	Amendment No. 1 to Asset Purchase Agreement between the Company and UTP Holdings, LLC dated October 21, 2010.	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.16	Amendment No. 2 to Asset Purchase Agreement between the Company and UTP Holdings, LLC dated October 21, 2010.	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.17	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated January 20, 2011.	Filed with the SEC on February 7, 2011 as part of our Current Report on Form 8-K.
10.18	Convertible Note between the Company and Asher Enterprises, Inc. dated January 20, 2011.	Filed with the SEC on February 7, 2011 as part of our Current Report on Form 8-K.
10.19	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated February 28, 2011.	Filed with the SEC on March 3, 2011, as part of our Current Report on Form 8-K.
10.20	Convertible Note between the Company and Asher Enterprises, Inc. dated February 28, 2011.	Filed with the SEC on March 3, 2011, as part of our Current Report on Form 8-K.
10.21	Securities Purchase Agreement between the Company and Asher Enterprises, Inc. dated March 30, 2011.	Filed with the SEC on April 1, 2011, as part of our Current Report on Form 8-K.
10.22	Convertible Note between the Company and Asher Enterprises, Inc. dated March 30, 2011.	Filed with the SEC on April 1, 2011, as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on June 1, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14.	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14.	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE EXCHANGE OF AMERICA CORP.

Dated:  May 16, 2011

/s/ Dana J. Pekas

By: Dana J. Pekas

Its: President, Chief Executive Officer, Chief Financial Officer, Secretary & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  May 16, 2011

/s/ Dana J. Pekas

By:  Dana J. Pekas

Its:  Director