Form 10-Q
period 2011-06-30
RESOURCE EXCHANGE OF AMERICA CORP.
filed 2012-06-19
CIK 1456993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ ..  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-157565

RESOURCE EXCHANGE OF AMERICA CORP.

(Exact name of registrant as specified in its charter)

Florida	26-4065800
(State of incorporation)	(I.R.S. Employer Identification No.)

1 Meadow Road, New Balderton, Newark

Nottinghamshire, UK NG243BP

(Address of principal executive offices)

44-845-634-1818

(Registrant’s telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 19, 2012 the registrant had 78,632,792 shares of common stock, par value $.0001 per share issued and outstanding.

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

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESOURCE EXCHANGE OF AMERICA CORP.

Consolidated Financial Statements

June 30, 2011

(Expressed in US dollars)

(unaudited)

3

RESOURCE EXCHANGE OF AMERICA CORP.

Consolidated Balance Sheets

(Expressed in US Dollars)

	June 30,	December 31,
	2011	2010
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	9,623	167,728
Inventory	20,268	–
Current portion of notes receivable (Note 3)	4,482	5,228
Prepaid expenses	249	2,249

Total Current Assets	34,622	175,205

Property and equipment	-	1,308
Notes receivable (Note 3)	11,203	13,444

Total Assets	45,825	189,957

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	19,804	9,139

Accrued liabilities	75,500	65,000
Accrued interest payable	59,393	30,191
Due to related parties (Note 4)	347,165	259,696
Loans payable (Note 5)	80,555	197,555
Convertible debt, net of unamortized discount (Note 6)	974,104	604,260
Derivative liabilities (Note 7)	472,974	1,265,841

Total Liabilities	2,029,495	2,431,682

Stockholders’ Deficit

Common Stock	7,500	7,500
Authorized: 250,000,000 common shares, $0.0001 par value
Issued and outstanding: 75,000,000 shares
Additional paid-in capital	12,079	12,079
Accumulated deficit	(2,003,249)	(2,261,304)

Total Stockholders' Deficit	(1,983,670)	(2,241,725)

Total Liabilities and Shareholders' Deficit	45,825	189,957

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

Consolidated Statements of Operations

(Expressed in US Dollars)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2011	2010
	$	$

Revenues	49,257	346,496

Cost of revenues	40,628	238,345

Gross Profit	8,629	108,151

Operating Expenses

Depreciation	75	44

Selling, general, and administrative (Note 4)	41,488	226,892
Professional fees	205,808	41,194

Total Expenses	247,371	268,130

Loss from Operations	(238,742)	(159,979)

Other Income (Expense)

Accretion of discounts on convertible debt	(374,359)	(26,746)
Gain on change in fair value of derivative liabilities	917,867	47,954
Interest expense	(46,711)	(19,524)

Total Other Income (Expense)	496,797	1,684

Net Income (Loss) for the Period	258,055	(158,295)

Net Income (Loss) Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	75,000,000	75,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

Consolidated Statements of Operations

(Expressed in US Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2011	2010
	$	$

Revenues	0	342,296

Cost of revenues	100	234,745

Gross Profit	(100)	107,551

Operating Expenses

Depreciation	0	44
Selling, general, and administrative (Note 4)	19,158	196,254
Professional fees	168,408	39,044

Total Expenses	187,566	235,342

Loss from Operations	(187,666)	(127,791)

Other Income (Expense)

Accretion of discounts on convertible debt	(197,195)	(9,665)
Gain on change in fair value of derivative liabilities	538,666	47,954
Interest expense	(24,223)	(16,843)

Total Other Income (Expense)	317,248	21,446

Net Income (Loss) for the Period	129,582	(106,345)

Net Income (Loss) Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	75,000,000	75,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2011	2010
	$	$
Operating Activities

Net income (loss) for the period	258,055	(158,295)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of discounts on convertible debt	374,359	26,746
Depreciation	75	44
Fixed assets exchanged for settlement of legal expenses	1,233
Gain on change in fair value of derivative liabilities	(917,867)	(47,954)
Changes in operating assets and liabilities:
Inventory		(150,901)
Prepaid expenses	2,000	5,000
Accounts payable	10,665	26,583
Accrued liabilities	10,500	15,553
Accrued interest payable	29,202	10,825
Due to related parties	87,469	97,308

Net Cash Used In Operating Activities	(144,309)	(175,091)

Investing Activities

Purchase of Fixed Assets		(1,499)
Proceeds from note receivable	2,987	1,134

Net Cash Provided By (Used In) Investing Activities	2,987	(365)

Financing Activities

Repayments of loans payable	(183,232)
Proceeds from loans payable	45,964	2,518
Proceeds from convertible debt	125,000	175,000
Repayment of convertible debt	(4,515)	–

Net Cash (Used In) Provided By Financing Activities	(16,783)	177,518

Change in Cash	(158,105)	2,062

Cash, Beginning of Period	167,728	2,622

Cash, End of Period	9,623	4,684

Supplemental Disclosures:
Interest paid	17,509	9,861
Income taxes paid	–	–
Inventory acquired through loan payable	20,268

The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

June 30, 2011

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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2011, the Company has a working capital deficit of $1,994,873 and has an accumulated deficit of $2,003,249 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

It should be noted that as of October 24, 2011 an agreement was made between the majority shareholder Dana J Pekas and BHI Group, Inc. whereby Mr. Pekas has agreed to sell shares of common stock to BHI Group, Inc. Also, as of that date, Mr.Pekas has resigned his position as Director, President and Chief Executive Officer of the Company. Replacing him in this role is Mr. Ken McBride. It also should be noted that this proposed sale of stock and assumption of debt has not been finalized as of the date of this submission.

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

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

June 30, 2011

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

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

June 30, 2011

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

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

June 30, 2011

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

June 30, 2011

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

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2011 and 2010, the Company had no items representing comprehensive loss.

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

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

June 30, 2011

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

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

June 30, 2011

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

3. Notes Receivable

On November 24, 2009, the Company entered into two separate note receivable agreements with a Florida salvage company. One note bears interest, beginning March 3, 2010, at 5% per annum. Weekly payments of $881, including principal and interest, were to begin on April 10, 2010 with the note maturing on March 30, 2013. As of June 30, 2011, no payments have been made on this note. The balance on the note as of June 30, 2011 is $127,593 which was written down to $nil in 2010 due to the uncertainty of collection. The second note bears no interest and is due in monthly installments of $373 that began on December 16, 2009 and matures on December 16, 2014. As of June 30, 2011, the balance on the second note is $15,685.

Subsequent to June 30, 2011, the second note was transferred to an outside party to settle an outstanding amount owed to them.

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

June 30, 2011

(Expressed in US dollars)

(unaudited)

4. Related Party Transactions

(a) During the six months ended June 30, 2011, the Company incurred $3,094 (2010 - $3,094) for an automobile leased by the former President of the Company.

(b) During the six months ended June 30, 2011, the Company incurred $12,000 (2010 - $12,000) in rent to a company controlled by the former President of the Company.

(c) As at June 30, 2011, the Company owed $1,781 (December 31, 2010 - $1,781) to the former President of the Company, which is non-interest bearing, unsecured, and due on demand.

(d) As at June 30, 2011, the Company owed a total of $345,385 (December 31, 2010 - $257,915) to companies controlled by the former President of the Company. The amount owed is unsecured and due on demand.

5. Loans Payable

(a) As at June 30, 2011, the Company owed $30,555 (December 31, 2010 - $25,555) to a non-related party which is non-interest bearing, unsecured, and due on demand.

(b) As at June 30, 2011, the Company owed $50,000 (December 31, 2010 - $172,000) to a non-related party. The loan was used to purchase a certificate of deposit with a financial institution. The certificate of deposit serves as collateral for a letter of credit which was used to purchase scrap metal in a joint venture project. The loan payable bears interest at 36% per annum, but is the responsibility of the supplier to this joint venture project. The loan payable is secured by the Company’s inventory related to this project

6. Convertible Debt

(a) On February 22, 2010, the Company issued a $250,000 promissory note to the former President of the Company. The note bears interest at 10% per annum, is unsecured, and due on December 31, 2011. The holder may convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 75% of the average of the closing market price of the Company’s common stock during the five trading days immediately preceding the conversion date.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $175,081 with an equivalent discount on the convertible debt. During the six months ended June 30, 2011, $49,028 has been accreted, increasing the carrying value of the convertible debt to $176,741.

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

June 30, 2011

(Expressed in US dollars)

(unaudited)

6. Convertible Debt (continued)

The carrying value of the convertible debt as of June 30, 2011 of $176,741will be accreted to the face value of $250,000 at maturity. During the six months ended June 30, 2011, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $195,098 and as of June 30, 2011, the fair value of the conversion option derivative liability was $98,610.

(b) On April 13, 2010, the Company entered into a $250,000 draw down promissory note agreement with a non-related party. Amounts drawn on this credit facility bear interest at 8% per annum, are unsecured, and were due on April 13, 2011. The holder may convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 75% of the average of the closing market price of the Company’s common stock during the thirty trading days immediately preceding the conversion date. On October 14, 2010, the conversion price was changed to be fixed at $0.45 per share.

As of June 30, 2011, the outstanding balance is $250,000. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $147,140 with an equivalent discount on the convertible debt. During the six months ended June 30, 2011, $85,195 has been accreted, increasing the carrying value of the convertible debt to $250,000. During the six months ended June 30, 2011, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $8,150 and as of June 30, 2011, the fair value of the conversion option derivative liability was $nil.

(c) Effective January 31, 2005, the former President of the Company entered into a line of credit agreement with a financial institution allowing for borrowings of up to $800,000 with annual interest at prime to be used to fund the operations of the Company. The line of credit is secured by the principal residence of the former President of the Company. Monthly interest-only payments are required. On October 21, 2010, the Company agreed to add a conversion option to the entire balance of principal and interest outstanding at any time on the line of credit. The former President of the Company may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 75% of the average of the closing market price of the Company’s common stock during the five trading days immediately preceding the conversion date. The maturity date is December 31, 2011.

On August 18, 2011 the company defaulted on the payments owed to Regions Bank. As a result, UTP Holdings LLC was obligated to make the monthly bank payments on behalf of the company. UTP Holdings LLC notified the company of the default and the payments.

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

June 30, 2011

(Expressed in US dollars)

(unaudited)

6. Convertible Debt (continued)

As of June 30, 2011, the outstanding balance is $785,103 (December 31, 2010 - $791,815). The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $592,991 with an equivalent discount on the convertible debt. During the six months ended June 30, 2011, $189,536 has been accreted, increasing the carrying value of the convertible debt to $449,884. The carrying value of the convertible debt as of June 30, 2011 of $449,884 will be accreted to the current face value of $785,103 at maturity. During the six months ended June 30, 2011, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $656,460 and as of June 30, 2011, the fair value of the conversion option derivative liability was $273,790.

(d) Effective March 18, 2010, the Company entered into a line of credit agreement with a company owned by the former President of the Company allowing for borrowings of up to $150,000 bearing interest at 8% per annum. The line of credit is unsecured and all borrowings plus interest are due on demand. On October 21, 2010, the Company agreed to add a conversion option to the entire balance of principal outstanding at any time on the line of credit. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 75% of the average of the closing market price of the Company’s common stock during the five trading days immediately preceding the conversion date.

The balance on the line of credit as of June 30, 2011 is $50,301. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $11,523. During the six months ended June 30, 2011, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $16,025 and as of June 30, 2011, the fair value of the conversion option derivative liability was $17,708.

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

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

June 30, 2011

(Expressed in US dollars)

(unaudited)

6. Convertible Debt (continued)

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $32,500 with an equivalent discount on the convertible debt. During the six months ended June 30, 2011, $18,045 has been accreted, increasing the carrying value of the convertible debt to $18,045. The carrying value of the convertible debt as of June 30, 2011 of $18,045 will be accreted to the face value of $32,500 at maturity. During the six months ended June 30, 2011, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $10,956 and as of June 30, 2011, the fair value of the conversion option derivative liability was $21,544. Subsequent to June 30, 2011, the holder of this note opted to convert the outstanding amount, including interest, to 3,632,792 shares of common stock.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $37,500 with an equivalent discount on the convertible debt. During the six months ended June 30, 2011, $16,758 has been accreted, increasing the carrying value of the convertible debt to $16,758. The carrying value of the convertible debt as of June 30, 2011 of $16,758 will be accreted to the face value of $37,500 at maturity. During the six months ended June 30, 2011, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $12,685 and as of June 30, 2011, the fair value of the conversion option derivative liability was $24,815.

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

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

June 30, 2011

(Expressed in US dollars)

(unaudited)

6. Convertible Debt (continued)

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. During the six months ended June 30, 2011, $9,167 has been accreted, increasing the carrying value of the convertible debt to $9,267. The carrying value of the convertible debt as of June 30, 2011 of $9,267 will be accreted to the face value of $27,500 at maturity. During the six months ended June 30, 2011, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $9,299 and as of June 30, 2011, the fair value of the conversion option derivative liability was $18,201.

(h) On May 25, 2011, the Company issued an 8% convertible note for proceeds of $27,500 which matures on February 28, 2012. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. During the six months ended June 30, 2011, $3,208 has been accreted, increasing the carrying value of the convertible debt to $3,208. The carrying value of the convertible debt as of June 30, 2011 of $3,208 will be accreted to the face value of $27,500 at maturity. During the six months ended June 30, 2011, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $9,194 and as of June 30, 2011, the fair value of the conversion option derivative liability was $18,306.

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

June 30, 2011

(Expressed in US dollars)

(unaudited)

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

The Company uses the Black-Scholes valuation model to calculate the fair value of the derivative liabilities. The following table shows the weighted average assumptions used in the calculation of the conversion options:

2011

Expected dividend yield	–
Risk-free interest rate	0.20%
Expected life (in years)	0.47
Expected volatility	32%

8. Segmented Information

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

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

June 30, 2011

(Expressed in US dollars)

(unaudited)

8. Segmented Information (continued)

For the six months ended June 30, 2011:

	Sales $	Shipping $	Corporate and Other $	Total $

Revenues	–	49,257	–	49,257
Operating net income (loss)	–	12,744	(251,486)	(238,742)
Interest expense	–	–	46,711	46,711
Depreciation	–	–	75	75
Total assets	23,686	22,139	-	45,825

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	December 31,
	2011 $	2010 $
Current Assets	34,622	175,205
Current Liabilities	2,029,495	2,431,682
Working Capital Deficit	(1,994,873)	(2,256,477)

Cash Flows

	Six Months Ended June 30, 2011 $	Six Months Ended June 30, 2010 $
Cash Flows used in Operating Activities	(144,309)	(175,091)
Cash Flows provided by (used in) Investing Activities	2,987	(365)
Cash Flows (used in) provided by Financing Activities	(16,783)	177,518
Net (decrease) Increase in Cash During Period	(158,105)	2,062

Operating Revenues

Operating revenues for the six months ended June 30, 2011 were $49,257.

Operating revenues for the six months ended June 30, 2010 were $346,496.

Operating revenues for the three months ended June 30, 2011 were $-.

Operating revenues for the three months ended June 30, 2010 were $342,296.

Operating Expenses and Net Loss

Operating expenses for the six months ended June 30, 2011 were $247,371 and is comprised of depreciation of $75, selling, general, and administrative of $41,488, and professional fees of $205,808. Operating expenses for the three months ended June 30, 2011 were $187,566 and is comprised of selling, general, and administrative of $19,158, and professional fees of $168,408.

Operating expenses for the six months ended June 30, 2010 were $268,130 and is comprised of depreciation of $44, selling, general, and administrative of $226,892, and professional fees of $41,194. Operating expenses for the three months ended June 30, 2010 were $235,342 and is comprised of depreciation of $44, selling, general, and administrative of $196,254, and professional fees of $39,044.

4

Net income for the six months ended June 30, 2011 was $258,055 which is mainly attributed to the $917,867 gain on change in fair value of derivative liabilities offset by accretion of discount on convertible debt of $374,359 and an operating loss of $238,742. Net income for the three months ended June 30, 2011 was $129,582 which is mainly attributed to the $538,666 gain on change in fair value of derivative liabilities offset by accretion of discount on convertible debt of $197,195 and an operating loss of $187,666.

Net loss for the six months ended June 30, 2010 was $158,295 which is mainly attributed to the $47,954 gain on change in fair value of derivative liabilities offset by accretion of discount on convertible debt of $26,746 and an operating loss of $159,979. Net loss for the three months ended June 30, 2010 was $106,345 which is mainly attributed to the $47,954 gain on change in fair value of derivative liabilities offset by accretion of discount on convertible debt of $9,665 and an operating loss of $127,791.

Liquidity and Capital Resources

As at June 30, 2011, the Company’s cash and total asset balance was $45,825 compared to $189,957 as at December 31, 2010. The decrease in total assets is mainly attributed to the winding down of operational activity.

As at June 30, 2011, the Company had total liabilities of $2,029,495 compared with total liabilities of $2,431,682 as at December 31, 2010. The decrease in total liabilities is mainly attributed to the decrease in derivative liabilities and repayment of loans payable offset by the increase in convertible debt due to accretion of the discounts.

As at June 30, 2011, the Company had a working capital deficit of $1,994,873 compared to $2,256,477 as at December 31, 2010.

Cash Flows from Operating Activities

During the six months ended June 30, 2011, the Company used $144,309 of cash for operating activities compared to $175,091 of cash used by operating activities during the six months ended June 30, 2010.

Cash Flows from Investing Activities

During the six months ended June 30, 2011, the Company received $2,987 of cash from investing activities compared to $365 used for the six months ended June 30, 2010. The proceeds were received from the note receivable.

Cash Flows from Financing Activities

During the six months ended June 30, 2011, the Company used $16,783 of cash in financing activities compared to $177,518 received for the six months ended June 30, 2010. The Company repaid loans payable of $183,232, convertible debt of $4,515, offset by proceeds of $125,000 received from the issuance of convertible debt and $45,964 received from loans payable.

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

5

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 25, 2011, the Company issued an 8% convertible note to Asher Enterprises, Inc. for proceeds of $27,500 which matures on February 28, 2012. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

6

ITEM 4.   MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing Reference
31.01	Certification of Principal Executive and Financial Officer Pursuant to Rule 13a-14.	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE EXCHANGE OF AMERICA CORP.

Dated: June 19, 2012
/s/ Michael J.Rhodes
By: Michael J. Rhodes
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary & Treasurer

8