Form 10-Q
period 2011-09-30
RESOURCE EXCHANGE OF AMERICA CORP.
filed 2012-06-22
CIK 1456993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	. QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	. TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 22, 2012 the registrant had 78,632,792 shares of common stock, par value $.0001 per share issued and outstanding.

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

* Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "RXAC" refers to Resource Exchange of America Corp.

2

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

RESOURCE EXCHANGE OF AMERICA CORP.

Consolidated Financial Statements

September 30, 2011

(Expressed in US dollars)

(unaudited)

3

RESOURCE EXCHANGE OF AMERICA CORP.

Consolidated Balance Sheets

(Expressed in US Dollars)

	September 30,	December 31,
	2011	2010
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	380	167,728
Current portion of notes receivable (Note 3)	4,482	5,228
Prepaid expenses	249	2,249

Total Current Assets	5,111	175,205

Property and equipment	-	1,308
Notes receivable (Note 3)	10,829	13,444

Total Assets	15,940	189,957

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	28,997	9,139
Accrued liabilities	75,500	65,000
Accrued interest payable	72,685	30,191
Due to related parties (Note 4)	397,166	259,696
Loans payable (Note 5)	30,555	197,555
Convertible debt, net of unamortized discount (Note 6)	1,165,109	604,260
Derivative liabilities (Note 7)	749,516	1,265,841

Total Liabilities	2,519,528	2,431,682

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Common Stock Authorized: 250,000,000 common shares, $0.0001 par value Issued and outstanding: 78,632,792 shares	7,864	7,500
Additional paid-in capital	45,515	12,079
Accumulated deficit	(2,556,967)	(2,261,304)

Total Stockholders' Deficit	(2,503,588)	(2,241,725)

Total Liabilities and Shareholders' Deficit	15,940	189,957

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

Consolidated Statements of Operations

(Expressed in US Dollars)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2011	2010
	$	$

Revenues	49,257	412,443

Cost of revenues	40,628	282,713

Gross Profit	8,629	129,730

Operating Expenses

Depreciation	75	120
Selling, general, and administrative (Note 5)	51,912	254,734
Professional fees	257,706	155,259

Total Expenses	309,693	410,113

Loss from Operations	(301,064)	(280,383)

Other Income (Expense)
Debt Forgiveness	29,732	-
Accretion of discounts on convertible debt	(597,864)	(56,663)
Gain on change in fair value of derivative liabilities	641,325	22,641
Interest expense	(67,792)	(36,702)

Total Other Income (Expense)	5,401	(70,724)

Net Loss for the Period	(295,663)	(351,107)

Net Loss Per Share, Basic and Diluted	–	$(0.01)

Weighted Average Shares Outstanding	75,783,182	75,000,000

 (The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

Consolidated Statements of Operations

(Expressed in US Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2011	2010
	$	$

Revenues	-	65,947

Cost of revenues	-	44,368

Gross Profit	-	21,579

Operating Expenses

Depreciation	-	76
Selling, general, and administrative (Note 5)	10,424	27,842
Professional fees	51,898	114,065

Total Expenses	62,322	141,983

Loss from Operations	(62,322)	(120,404)

Other Income (Expense)
Debt Forgiveness	29,732	-
Accretion of discounts on convertible debt	(223,505)	(29,917)
Loss on change in fair value of derivative liabilities	(276,542)	(25,313)
Interest expense	(21,081)	(17,178)

Total Other Income (Expense)	(491,396)	(72,408)

Net Loss for the Period	(553,718)	(192,812)

Net Loss Per Share, Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	77,324,007	75,000,000

 (The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2011	2010
	$	$
Operating Activities

Net loss for the period	(295,663)	(351,107)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of discounts on convertible debt	597,864	56,663
Depreciation	75	120
Fixed assets exchanged for settlement of legal expenses	1,233
Gain on change in fair value of derivative liabilities	(641,325)	(22,641)
Gain on forgiveness of debt	(29,732)
Changes in operating assets and liabilities:
Accounts receivable	-	(146,204)
Inventory	-	12,450
Prepaid expenses	2,000	1,648
Accounts payable	19,858	12,322
Accrued liabilities	10,500	1,294
Accrued interest payable	43,794	21,603
Due to related parties	137,470	173,462

Net Cash Used In Operating Activities	(153,926)	(240,390)

Investing Activities

Purchase of fixed assets	-	(1,498)
Proceeds from note receivable	3,361	3,735

Net Cash Provided By Investing Activities	3,361	2,237

Financing Activities

Repayments of loans payable	(183,232)
Proceeds from loans payable	45,964	67,491
Proceeds from convertible debt	125,000	175,000
Repayment of convertible debt	(4,515)	–

Net Cash (Used in) Provided by Financing Activities	(16,783)	242,491

Change in Cash	(167,348)	4,338
Cash, Beginning of Period	167,728	2,622

Cash, End of Period	380	6,960

Supplemental Disclosures:
Interest paid	25,298	15,099
Income taxes paid	–	–
Noncash Investing and Financing Activities:
Inventory acquired through loans payable	20,268	–
Inventory transferred to an outside party for full satisfaction of loan payable	(20,268)	–

The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

September 30, 2011

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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2011, the Company has a working capital deficit of $2,514,417 and has an accumulated deficit of $2,556,967 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

It should be noted that as of October 24, 2011 an agreement was made between the majority shareholder Dana J Pekas and BHI Group, Inc. whereby Mr. Pekas has agreed to sell shares of common stock to BHI Group, Inc. Also, as of that date, Mr.Pekas has resigned his position as Director, President and Chief Executive Officer of the Company. Replacing him in this role is Mr. Ken McBride. It also should be noted that this proposed sale of stock and assumption of debt has not been finalized as of the date of this submission.

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

September 30, 2011

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

September 30, 2011

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

September 30, 2011

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

September 30, 2011

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

Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2011 and 2010, the Company had no items representing comprehensive loss.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

September 30, 2011

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

September 30, 2011

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

3. Notes Receivable

On November 24, 2009, the Company entered into two separate note receivable agreements with a Florida salvage company. One note bears interest, beginning March 3, 2010, at 5% per annum. Weekly payments of $881, including principal and interest, were to begin on April 10, 2010 with the note maturing on March 30, 2013. As of September 30, 2011, no payments have been made on this note. The balance on the note as of September 30, 2011 is $127,593 which was written down to $nil in 2010 due to the uncertainty of collection. The second note bears no interest and is due in monthly installments of $373 that began on December 16, 2009 and matures on December 16, 2014. As of September 30, 2011, the balance on the second note is $15,311.

Subsequent to September 30, 2011, the second note was transferred to an outside party to settle an outstanding amount owed to them.

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

September 30, 2011

(Expressed in US dollars)

(unaudited)

4. Related Party Transactions

(a) During the nine months ended September 30, 2011, the Company incurred $3,609 (2010 - $4,641) for an automobile leased by the former President of the Company.

(b) During the nine months ended September 30, 2011, the Company incurred $14,000 (2010 - $18,000) in rent to a company controlled by the former President of the Company.

(c) As at September 30, 2011, the Company owed $1,781 (December 31, 2010 - $1,781) to the former President of the Company, which is non-interest bearing, unsecured, and due on demand.

(d) As at September 30, 2011, the Company owed a total of $395,385 (December 31, 2010 - $257,915) to companies controlled by the former President of the Company. The amount owed is unsecured and due on demand.

5. Loans Payable

(a) As at September 30, 2011, the Company owed $30,555 (December 31, 2010 - $25,555) to a non-related party which is non-interest bearing, unsecured, and due on demand.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $175,081 with an equivalent discount on the convertible debt. During the nine months ended September 30, 2011, $81,958 has been accreted increasing the carrying value of the convertible debt to $209,671.

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

September 30, 2011

(Expressed in US dollars)

(unaudited)

6. Convertible Debt (continued)

The carrying value of the convertible debt as of September 30, 2011 of $209,671 will be accreted to the face value of $250,000 at maturity. During the nine months ended September 30, 2011, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $125,306 and as of September 30, 2011, the fair value of the conversion option derivative liability was $168,402.

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

As of September 30, 2011, the outstanding balance is $250,000. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $147,140 with an equivalent discount on the convertible debt. During the nine months ended September 30, 2011, $85,195 has been accreted increasing the carrying value of the convertible debt to $250,000. The carrying value of the convertible debt as of September 30, 2011 of $250,000 has been accreted to the face value of $250,000 at maturity. During the nine months ended September 30, 2011, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $8,150 and as of September 30, 2011, the fair value of the conversion option derivative liability was $nil.

(c) Effective January 31, 2005, the former President of the Company entered into a line of credit agreement with a financial institution allowing for borrowings of up to $800,000 with annual interest at prime to be used to fund the operations of the Company. The line of credit is secured by the principal residence of the former President of the Company. Monthly interest-only payments are required. On October 21, 2010, the Company agreed to add a conversion option to the entire balance of principal and interest outstanding at any time on the line of credit. The former President of the Company may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 75% of the average of the closing market price of the Company’s common stock during the five trading days immediately preceding the conversion date. The maturity date is December 31, 2011. On August 18, 2011 the company defaulted on the payments owed to Regions Bank. As a result, UTP Holdings LLC was obligated to make the monthly bank payments on behalf of the company. UTP Holdings LLC notified the company of the default and the payments. The company is currently recording the additional amounts due to UTP holdings as a current liability.

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

September 30, 2011

(Expressed in US dollars)

(unaudited)

6. Convertible Debt (continued)

As of September 30, 2011, the outstanding balance is $785,103 (December 31, 2010 - $791,815). The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $592,991 with an equivalent discount on the convertible debt. During the nine months ended September 30, 2011, $336,532 has been accreted increasing the carrying value of the convertible debt to $593,459. The carrying value of the convertible debt as of September 30, 2011 of $593,459 will be accreted to the current face value of $785,103 at maturity. During the nine months ended September 30, 2011, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $474,548 and as of September 30, 2011, the fair value of the conversion option derivative liability was $455,702.

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

The balance on the line of credit as of September 30, 2011 is $50,300. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $11,523 with an equivalent discount on the convertible debt. During the nine months ended September 30, 2011, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $15,925 and as of September 30, 2011, the fair value of the conversion option derivative liability was $17,808.

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

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

September 30, 2011

(Expressed in US dollars)

(unaudited)

6. Convertible Debt (continued)

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $32,500 with an equivalent discount on the convertible debt. During the nine months ended September 30, 2011, $32,500 had been accreted increasing the carrying value of the convertible debt to $32,500. During the nine months ended September 30, 2011, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $32,500 and as of September 30, 2011, the fair value of the conversion option derivative liability was $0.

On July 28, August 2, and August 8, 2011 the holder of this note opted to convert the outstanding amount, including interest, to 3,632,792 shares common stock.

(f) On February 23, 2011, the Company issued an 8% convertible note for proceeds of $37,500 which matures on November 28, 2011. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $37,500 with an equivalent discount on the convertible debt. During the nine months ended September 30, 2011, $29,395 has been accreted increasing the carrying value of the convertible debt to $29,395. The carrying value of the convertible debt as of September 30, 2011 of $29,395 will be accreted to the face value of $37,500 at maturity. During the nine months ended September 30, 2011, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $6,036 and as of September 30, 2011, the fair value of the conversion option derivative liability was $43,536.

(g) On March 24, 2011, the Company issued an 8% convertible note for proceeds of $27,500 which matures on December 28, 2011. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date.

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

September 30, 2011

(Expressed in US dollars)

(unaudited)

6. Convertible Debt (continued)

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. During the nine months ended September 30, 2011, $18,534 has been accreted increasing the carrying value of the convertible debt to $18,534. The carrying value of the convertible debt as of September 30, 2011 of $18,534 will be accreted to the face value of $27,500 at maturity. During the nine months ended September 30, 2011, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $4,437 and as of September 30, 2011, the fair value of the conversion option derivative liability was $31,937.

(h) On May 25, 2011 the Company issued an 8% convertible note for proceeds of $27,500 which matures on February 27, 2012. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. During the nine months ended September 30, 2011, $13,750 has been accreted increasing the carrying value of the convertible debt to $13,750. The carrying value of the convertible debt as of September 30, 2011 of $13,750 will be accreted to the face value of $27,500 at maturity. During the nine months ended September 30, 2011, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $4,631 and as of September 30, 2011, the fair value of the conversion option derivative liability was $32,131.

If all of the convertible debt were converted into shares at September 30, 2011, the number of shares would exceed the authorized amount at September 30, 2011 as well as the increased amount of authorized shares in 2012. In 2012, the Company increased the authorized shares to 500,000,000 consisting of two classes to be designated as common stock and preferred stock. The total number of common stock shares authorized was increased to 400,000,000 and preferred stock shares totaling 100,000,000 were authorized.

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

September 30, 2011

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

The Company uses the Black-Scholes valuation model to calculate the fair value of the derivative liabilities. The following table shows the weighted average assumptions used in the calculation of the conversion options:

2011

Expected dividend yield	–
Risk-free interest rate	.20%
Expected life (in years)	0.25
Expected volatility	20%

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

RESOURCE EXCHANGE OF AMERICA CORP.

Notes to the Consolidated Financial Statements

September 30, 2011

(Expressed in US dollars)

(unaudited)

8. Segmented Information (continued)

Assets of the sales segment consist of cash and notes receivable. Assets of the ocean freight export services segment consists of cash. All other assets including property and equipment are allocated to corporate and other.

For the nine months ended September 30, 2011:

	Sales $	Shipping $	Corporate and Other $	Total $

Revenues	–	49,257	–	49,257
Operating net income (loss)	–	12,724	(313,788)	(301,064)
Interest expense	–	–	67,792	67,792
Depreciation	–	–	75	75
Total assets	15,940	-	-	15,940

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31,
	2011 $	2010 $
Current Assets	5,111	175,205
Current Liabilities	2,519,528	2,431,682
Working Capital Deficit	(2,514,417)	(2,256,477)

Cash Flows

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2011	2010
	$	$
Cash Flows used in Operating Activities	(153,926)	(240,390)
Cash Flows provided by Investing Activities	3,361	2,237
Cash Flows (used in) provided by Financing Activities	(16,783)	242,491
Net (decrease) increase in Cash During Period	(167,348)	4,338

Operating Revenues

Operating revenues for the Nine Months Ended September 30, 2011 were $49,257.

Operating revenues for the Nine Months Ended September 30, 2010 were $412,443.

Operating revenues for the Three Months Ended September 30, 2011 were $-.

Operating revenues for the Three Months Ended September 30, 2010 were $65,947.

Operating Expenses and Net Loss

Operating expenses for the Nine Months Ended September 30, 2011 were $309,693 and is comprised of depreciation of $75, selling, general, and administrative of $51,912, and professional fees of $257,706. Operating expenses for the Three Months Ended September 30, 2011 were $62,322 and is comprised of selling, general, and administrative of $10,424, and professional fees of $51,898.

Operating expenses for the Nine Months Ended September 30, 2010 were $410,113 and is comprised of depreciation of $120, selling, general, and administrative of $254,734, and professional fees of $155,259. Operating expenses for the Three Months Ended September 30, 2010 were $141,983 and is comprised of depreciation of $76, selling, general, and administrative of $27,842, and professional fees of $114,065.

Net Loss for the Nine Months Ended September 30, 2011 was $295,663 which is mainly attributed to the $641,325 gain on change in fair value of derivative liabilities offset by the convertible debt accretion expense of $597,864 and a loss from operations of $301,064 due to a winding down of business activities. Net Loss for the Three Months Ended September 30, 2011 was $553,718 which is mainly attributed to the $276,542 loss on change in fair value of derivative liabilities as well as the convertible debt accretion expense of $223,505 and a loss from operations of $62,322 due to a winding down of business activities.

Net Loss for the Nine Months Ended September 30, 2010 was $351,107 which is mainly attributed to the $22,641 gain on change in fair value of derivative liabilities offset by the convertible debt accretion expense of $56,663 and a loss from operations of $280,383 due to a winding down of business activities. Net Loss for the Three Months Ended September 30, 2010 was $192,812 which is mainly attributed to the $25,313 loss on change in fair value of derivative liabilities as well as the convertible debt accretion expense of $29,917 and a loss from operations of $120,404 due to a winding down of business activities.

Liquidity and Capital Resources

As at September 30, 2011, the Company’s cash and total asset balance was $15,940 compared to $189,957 as at December 31, 2010. The decrease in total assets is mainly attributed to the winding down of operations of the business and the payment of outstanding invoices.

As at September 30, 2011, the Company had total liabilities of $2,519,528 compared with total liabilities of $2,431,682 as at December 31, 2010. The increase in total liabilities is mainly attributed to the increase in convertible debt due to accretion of the discounts.

As at September 30, 2011, the Company had a working capital deficit of $2,514,417 compared to $2,256,477 as at December 31, 2010.

Cashflows from Operating Activities

During the nine months ended September 30, 2011, the Company used $153,926 of cash for operating activities compared to $240,390 cash used by operating activities during the nine months ended September 30, 2010.

Cashflows from Investing Activities

During the nine months ended September 30, 2011, the Company received $3,361 of cash from investing activities compared to $2,237 for the nine months ended September 30, 2010. The proceeds were received from the note receivable.

Cashflows from Financing Activities

During the Nine Months Ended September 30, 2011, the Company used $16,783 of cash in financing activities compared to $242,491 received for the nine months ended September 30, 2010. The Company repaid loans payable of $183,232, convertible debt of $4,515 offset by proceeds of $125,000 received from the issuance of convertible debt and proceeds of $45,964 from loans payable.

Going Concern

We have not attained profitable operations and had been dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 28, August 2 and August 8 of 2011, a holder of the Company’s 8% convertible note with the maturity date of October 24, 2011, elected to convert all outstanding balances of such note into an aggregate of 3,632,792 shares of Common Stock.

This issuance was effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the “Act”), as amended, provided by Section 4(2) of the Act and/or Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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

Dated: June 22, 2012
/s/ Michael J.Rhodes
By: Michael J. Rhodes
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary & Treasurer

