Form 10-K
period 2011-12-31
RESOURCE EXCHANGE OF AMERICA CORP.
filed 2012-07-23
CIK 1456993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

RESOURCE EXCHANGE OF AMERICA CORP.
(Exact name of registrant as specified in its charter)

Florida	333-157565	26-4065800
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
1 Meadow Road, New Balderton, Newark Nottinghamshire, UK NG243BP (Address of principal executive offices) 44-845-634-1818 (Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $609,000 based upon the price ($0.02) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is quoted on the OTC Pink Market under the symbol “RXAC.PK”.

As of July 23, 2012, there were 78,632,792 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Formation and Development

Resource Exchange of America Corp. was incorporated in the State of Florida on January 15, 2009 under the name Mobieyes Software, Inc.

On February 22, 2010, the Company operating under the name Mobieyes Software, Inc. at that time, entered into a Purchase Agreement (the “Purchase Agreement”) with UTP Holdings, LLC, a privately held Florida limited liability company (“UTP”).  In accordance with the terms and provisions of the Purchase Agreement, the Company acquired one hundred percent of the assets of UTP.  As a result of the Purchase Agreement transaction, our principal business became the business of UTP.  Accordingly, on February 23, 2010 we filed a Certificate of Amendment with the Florida Secretary of State changing our name to Resource Exchange of America Corp. We intend to terminate the Purchase Agreement in August 2012.

On April 21, 2010 the Company formed Asset Recovery of America, LLC, a Florida limited liability company as a wholly-owned subsidiary formed to hold various demolition licenses for the benefit of the Company.

On April 27, 2010, the Company entered into a definitive Joint Venture Agreement (“Joint Venture Agreement”) with T & M Salvage, Inc. (“T & M”).  Under the terms of the Joint Venture Agreement, after payment to T & M for processing and transportation fees, the gross profits shall be split equally between the Company and T & M. On May 23, 2012, we provided a notice to T&M to terminate the Joint Venture Agreement. Such Joint Venture Agreement will be terminated upon the 15th day after we provided the termination notice.

On May 11, 2010, the Company, through its wholly owned subsidiary, Asset Recovery of America, LLC (“ARA”), entered into the first of a series of contracts with Agreement with Harry’s Haul, LLC. (“HHL”) and its principal, Jason Livingston. The first was a definitive Joint Venture whereby the Company agreed to provide all financing and administrative services necessary for HHL to conduct all demolition operations associated with each project that the parties to the joint venture engaged upon. The gross profits were to be split equally between the Company and HHL.  On June 21, 2010, the Joint Venture was terminated in favor of an employment agreement with the principal of joint venture Harry’s Haul, LLC in order to more effectively integrate Mr. Livingston into the organizational structure of ARA and REAC.  Per the terms of the Employment Agreement, Mr. Livingston shall serve as the Demolition Manager for ARA from an effective date of June 8, 2010 through May 31, 2013 for a base salary of $87,500 per year, and the right to receive shares of the Company's common stock based on certain other criteria fully set forth in the Employment Agreement. Also under the Employment Agreement, the Company is entitled to certain assets of HHL, of which Mr. Livingston is the President and co-founder, in exchange for a base amount $30,000, subject to additional compensation as set forth in the Employment Agreement. The relationship was changed once again, on June 9, 2010, this time to make ARA a subcontractor of Harry’s Haul, LLC, to provide ARA access to the $250,000 Payment Bond posted by Harry’s Haul, LLC, on the Winter Park High School 9th Grade Center project in Winter Park Florida. All the above arrangements were terminated when the referenced project was completed in September 2010.

On May 20, 2010, the Company entered into a definitive Joint Venture Agreement (“Joint Venture Agreement”) with Paw Materials, Inc. (“PAW”).  Under the terms of the Joint Venture Agreement, the Company has agreed to provide the enterprise resource planning (“ERP”) system software, all financing machines and software, as well as find buyer and negotiate sale pricing for all ferrous products that PAW will separate and store as defined by the ERP software. The gross profits shall be split equally between the Company and PAW. On May 30, 2012, the Joint Venture Agreement with PAW was terminated by a termination agreement between the Company and PAW.

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

On June 21, 2010, the Company entered into an Employment & Asset Acquisition Agreement (“Asset Acquisition”) with Thomas L. Griffin (“Mr. Griffin”), an individual. Mr. Griffin owns Griffin International, which does business under the name Sea Lion Ocean Freight (“Sea Lion”), unrelated to Sea Lion Ocean Freight, LLC (“Sea Lion, LLC), the Company’s wholly-owned subsidiary. Pursuant to the terms and conditions of the Asset Acquisition, Mr. Griffin shall transfer certain assets of Sea Lion, including but not limited to various volume service contracts with top ocean freight carriers. Additionally, Mr. Griffin shall transfer to, or establish with the Company his Federal Maritime licenses. The terms of the Asset Acquisition render that certain Joint Venture between the Company and Griffin International ineffective. As consideration for the transferred assets, Mr. Griffin was paid $420,000 at the execution of the Asset Acquisition. He will be paid an additional $5,000 when the first Acquisition agreement is signed for a vessel to be broken in Mexico.  As a result of the aforementioned Asset Acquisition, the Joint Venture Agreement with Griffin International will terminate as of the Effective Date of that certain Asset Acquisition, July 6, 2010, rendering the Joint Venture moot. This Employment & Asset Acquisition Agreement with Thomas Griffin was terminated in January 2011.

On September 28, 2010, the Company entered into a definitive Joint Venture Agreement (“the Agreement”) with LT Trading Group (“LT”).  Under the terms of the Agreement, the Company and LT will collaborate on projects involving the distribution of scrap metal in China and in Korea. Pursuant to the Agreement, LT will receive an agreed-upon per metric ton dollar amount from the sales procured by it, and the Company will receive all other revenues associated with the contract. On May 23, 2012, the Company provided a notice to LT to terminate the Joint Venture Agreement upon the 30th day thereafter.

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

Employees

As of July 23, 2012, we do not have any other employees. We frequently use consultants to assist in the completion of various projects. Our consultants are instrumental to keep the development of projects on time and on budget. We anticipate that our eventual staff of personnel will be composed of employees and independent contractors involved in demolition/asset recovery at one end, and in the market for sorted, processed, and baled ferrous and nonferrous metal at the other end of the value chain.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

During the fiscal year 2011, our principal executive office was located at 1990 Main Street, Suite 750 Sarasota, FL 34236. We leased the office space on a month-to-month basis for $2,000 per month during year 2011. This space was utilized for office purposes and it is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining any required additional facilities. We currently do not own any real property.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

During the first quarter of the fiscal year 2011, our Common Stock was quoted on the OTC Bulletin Board “OTCBB – U.S. Registered” under the trading symbol “RXAC.OB," and since March 31, 2011, the Company’s trading symbol was changed to “RXAC.PK.” Our common stock was previously quoted under the symbol “MOBE.OB” until March 18, 2010. Because we are quoted on OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. The reported high and low bid and ask prices for the common stock are shown below for the period from January 1, 2010 through December 31, 2011.

	Bid
	High	Low
2010 Fiscal Year
First Quarter*	$0.82	$0.50
Second Quarter	$0.75	$0.32
Third Quarter	$0.58	$0.42
Fourth Quarter	$0.47	$0.09
	Bid
	High	Low
2011 Fiscal Year
First Quarter	$0.12	$0.05
Second Quarter	$0.10	$0.02
Third Quarter	$0.04	$Nill
Fourth Quarter	$Nill	$Nill

* Our common stock was previously quoted under the symbol MOBE.OB until March 18, 2010.

Record Holders

As of December 31, 2011, an aggregate of 78,632,792 shares of our common stock were issued and outstanding and were owned by approximately 8 holders of record, based on information provided by our transfer agent.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2011 $	December 31, 2010 $
Current Assets	0	175,205
Current Liabilities	2,751,817	2,431,682
Working Capital Deficit	(2,751,817)	(2,256,477)

Cash Flows

	Year Ended December 31, 2011 $	Year Ended December 31, 2010 $
Cash Flows used in Operating Activities	(155,055)	(422,200)
Cash Flows provided by Investing Activities	4,110	2,237
Cash Flows (used in) provided by Financing Activities	(16,783)	585,069
Net (decrease) Increase in Cash During Period	(167,728)	165,106

Operating Revenues

Operating revenues for the year ended December 31, 2011 were $49,257. Operating revenues for the year ended December 31, 2010 were $312,703.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2011 were $330,730 and is comprised of depreciation of $75, selling, general, and administrative of $52,288, and professional fees of $278,367.

Operating expenses for the year ended December 31, 2010 were $687,449 and is comprised of depreciation of $190, selling, general, and administrative of $538,344 and professional fees of $148,915.

Net loss for the year ended December 31, 2011 was $543,892 which is mainly attributed to the $693,548 gain on change in fair value of derivative liabilities, offset by the accretion of discount on convertible debt of $860,816 and loss from operations of $322,101 due to winding down of business activities.

Net loss for the year ended December 31, 2010 was $1,382,710 which is mainly attributed to the $339,106 loss on change in fair value of derivative liabilities, the accretion of discount on convertible debt of $187,708 and loss from operations of $669,831.

Liquidity and Capital Resources

As at December 31, 2011, the Company’s cash and total asset balance was $0 compared to $189,957 as at December 31, 2010. The decrease in total assets is mainly attributed to the reduction of operating activities of the Company.

As at December 31, 2011, the Company had total liabilities of $2,751,817 compared with total liabilities of $2,431,682 as at December 31, 2010. The increase in total liabilities is mainly attributed to the decrease in derivative liabilities and repayment of loans payable offset by the increase in convertible debt due to accretion of the discounts.

As at December 31, 2011, the Company had a working capital deficit of $2,751,817 compared to $2,256,477 as at December 31, 2010.

Cashflows from Operating Activities

During the year ended December 31, 2011, the Company used $155,055 of cash for operating activities compared to $422,200 cash used by operating activities during the year ended December 31, 2010.

Cashflows from Investing Activities

During the year ended December 31, 2011, the Company received $4,110 of cash from investing activities compared to $2,237 for the year ended December 31, 2010. The proceeds were received from the note receivable

Cashflows from Financing Activities

During the year ended December 31, 2011, the Company used $16,783 of cash in financing activities compared to $585,069 received for the year ended December 31, 2010. The Company repaid loans payable of $183,232, and convertible debt of $4,515 offset by proceeds of $125,000 received from the issuance of convertible debt and proceeds from a loan of $45,964.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, we will not be able to continue as a going concern without further financing.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated audited financial statements for the years ended December 31, 2011 and 2010, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of December 31, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at December 31, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

On October 21, 2011, Dana J. Pekas resigned from all his positions as the Company’s sole officer and director, and Mr. Kenneth McBride was appointed as the Company’s CEO, President and director. Except for the foregoing, there has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal year 2012.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

Our current sole director and executive officer is as follows:

Name and Age	Position(s) Held	Tenure	Other Public Company Directorships
Michael J. Rhodes, 57	CEO, CFO, President, and Director	Since May 1, 2012	None

Below are our former directors and officers during the fiscal year 2011:

Name and Age	Position(s) Held	Tenure	Other Public Company Directorships
Kenneth McBride, 54	CEO, President, and Director	Since October 21, 2011 until May 1, 2012	None
Dana J. Pekas, 48	CEO, President, and Director	Since February 9, 2010 until October 21, 2011	None

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

Background and Business Experience

Mr. Rhodes, age 57, is appointed as the Company’s President, CEO, CFO and director of the Board. He is the Managing Director of Allerayde SAB Limited, a U.K. company engaged in the business of medical device marketing, which became our wholly owned subsidiary as a result of the Share Exchange Transaction. Since December 2000 until present, he has been working as the Managing Director of Allerayde UK Ltd, our majority shareholder after the Share Exchange Transaction, which is engaged in the research and manufacturing of allergies, asthma and eczema relief products. Mr. Rhodes received his bachelor degree with honors in the Combined Studies of Chemistry & Biology from De Montfort University, Leicester, UK in year 1977. He also received a diploma in Marketing from Luton College, UK in year 1986.

Identification of Significant Employees

During fiscal year 2011, there were no other significant employees other than Dana Pekas and Kenneth McBride during their respective terms in office. Currently, other than Michael J. Rhodes, we do not have any significant employees.

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

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2011 and 2010.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)(1)
Kenneth McBride (2)	2011	$ nil	nil	nil	$0	nil	nil	$nil	$nil
Dana Pekas (3)	2011	nil	nil	nil	$0	nil	nil	$nil	nil
President, CEO, CFO, Secretary and Director	2010	$ 288,773	nil	nil	$0	nil	nil	$nil	$ 288,773
David Finkelstein(4) Former CFO and Director	2010	$ 48,807	nil	nil	$0	nil	nil	$nil	$ 48,807

(1)           The compensation was paid as deferred salaries.

(2)           Kenneth McBride was appointed as the Company’s CEO, President and director on October 21, 2011.

(3)           Dana Pekas resigned as CEO, President and director of the Company on October 21, 2011. During the fiscal years 2011 and 2010, a company controlled by Dana Pekas was compensated for his services rendered as an officer of the Company which is being deferred until such time as the Company has sufficient funds to initiate payment.

(4)           On December 22, 2010 Mr. Finkelstein resigned as Chief Financial Officer and Director of the Company.

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

Outstanding Equity Awards at Fiscal Year-End

No named executive officer received any equity awards, or holds exercisable or unexercisable options, as of the years ended December 31, 2011 and 2010.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this Annual Report by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of date of this Annual Report, there were 78,632,792 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2) (%)
Michael J. Rhodes, Sole Officer and Director 1 Meadow Road, New Balderton, Newark, Nottinghamshire, UK NG243BP	Common	0	-

All Officers and Directors as a Group (1 person)	Common	0	-

Dana Pekas 5224 Siesta Cove Drive Sarasota, FL 34242	Common	44,550,000 (3)	59.4%

SFJ Family Trust (4) 5224 Siesta Cove Drive Sarasota, FL 34242	Common	21,600,000	28.8%

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

(2)          Based on 78,632,792 issued and outstanding shares of common stock as of the date of this Annual Report plus shares issuable upon exercise of options and warrants.

(3)          Such beneficial ownership includes: (i) 22,950,000 shares of Common Stock owned by Mr. Pekas, and (ii) 21,600,000 shares of Common Stock owned by SFJ Family Trust.

(4)          Dana Pekas, our former President, Chief Executive Officer and Director, is the sole trustee of the SFJ Family Trust.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the year ended December 31, 2011, the Company incurred $3,610 for an automobile leased by the former President of the Company and $6,188 in the fiscal year 2010.

During the year ended December 31, 2011, the Company incurred $15,654 in rent to a company controlled by the former President of the Company and $24,000 in the fiscal year 2010.

During the year ended December 31, 2011, the Company incurred $400,000 in consulting fees to a company controlled by the former President of the Company and $43,723 in the fiscal year 2010.

As of December 31, 2011, the Company owed $1,781 to the former President of the Company, which is non-interest bearing, unsecured, and due on demand.

As of December 31, 2011, the Company owed a total of $395,385 to companies controlled by the former President of the Company. The amount owed is unsecured and due on demand.

During the year ended December 31, 2011 the Company defaulted on a line of credit with a bank. A company owned by the former President of the Company was required to make the payments on behalf of the Company. The total paid by the entity that is owned by our former President as of December 31, 2011 is $9,093.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

●                       Disclosing such transactions in reports where required;
●                       Disclosing in any and all filings with the SEC, where required;
●                       Obtaining disinterested directors consent; and
●                       Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  According to the NASDAQ definition, Michael J. Rhodes is an independent director of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit fees	$13,500	$30,500
Audit-related fees	$nil	$nil
Tax fees	$nil	$nil
All other fees	$nil	$nil
Total	$13,500	$30,500

Audit Fees

We incurred $13,500 and $30,500 in fees to our principal independent accounting firm for professional services rendered in connection with the audit and reviews of our financial statements for the year ended December 31, 2011 and 2010, respectively.

Audit-Related Fees

The aggregate fees billed during the years ended December 31, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the years ended December 31, 2011 and 2010 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the years ended December 31, 2011 and 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $nil and $nil, respectively.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit	Filing Reference
3.01	Articles of Incorporation	Filed with the SEC on February 27, 2009 as part of our Registration Statement on Form S-1.
3.01(a)	Amended Articles of Incorporation	Filed with the SEC on February 25, 2010 as part of our Current Report on Form 8-K.
3.01(b)	Amended Articles of Incorporation	Filed with the SEC on May 4, 2012 to be filed herewith.
3.02	Bylaws	Filed with the SEC on February 27, 2009 as part of our Registration Statement on Form S-1.
10.01	Asset Acquisition Agreement between Resource Exchange of America Corp. and UTP Holdings, LLC dated February 22, 2010.	Filed with the SEC on February 25, 2010 as part of our Current Report on Form 8-K.
10.02	Line of Credit Note between Resource Exchange of America Corp. and SKI, Inc. dated March 18, 2010.	Filed with the SEC on March 25, 2010 as part of our Current Report on Form 8-K.
10.03	Line of Credit Note between Resource Exchange of America Corp. and Paramount Trading Company, Inc. dated April 29, 2010.	Filed with the SEC on May 5, 2010 as part of our Current Report on Form 8-K.
10.04	Joint Venture Agreement between Resource Exchange of America Corp. and T & M Salvage, Inc. dated April 27, 2010.	Filed with the SEC on May 6, 2010 as part of our Current Report on Form 8-K.
10.05	Joint Venture Agreement between Asset Recovery of America, LLC and Harry’s Haul, LLC dated May 11, 2010.	Filed with the SEC on May 18, 2010 as part of our Current Report on Form 8-K.
10.06	Joint Venture Agreement between Resource Exchange of America Corp. and Paw Materials, Inc. dated May 20, 2010.	Filed with the SEC on June 1, 2010 as part of our Current Report on Form 8-K.
10.07	Employment & Acquisition Agreement between the Company's wholly owned subsidiary, Asset Recovery of America, LLC, and Jason Livingston dated June 21, 2010.	Filed with the SEC on June 23, 2010 as part of our Current Report on Form 8-K.
10.08	Joint Venture Agreement between Resource Exchange of America Corp. and Thomas Griffin International dba Sea Lion Ocean Freight dated June 2, 2010.	Filed with the SEC on June 23, 2010 as part of our Current Report on Form 8-K.
10.09	Employment & Acquisition Agreement between Resource Exchange of America Corp. and Thomas Griffin dated June 21, 2010.	Filed with the SEC on June 23, 2010 as part of our Current Report on Form 8-K.
10.10	Consulting Agreement between Resource Exchange of America Corp. and Morningstar Corporate Communications dated June 23, 2010.	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.11	First Amendment to Consulting Agreement between Resource Exchange of America Corp. and Morningstar Corporate Communications dated September 20, 2010.	Filed with the SEC on November 22, 2010 as part of our Quarterly Report on Form 10-Q.
10.12	Joint Venture Agreement between Resource Exchange of America Corp. and LT Trading Group dated September 28, 2010.	Filed with the SEC on October 4, 2010 as part of our Current Report on Form 8-K.
10.13	Amendment No. 1 to Line of Credit Note between Resource Exchange of America Corp. and Paramount Trading Company, Inc. dated October 14, 2010.	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.14	Convertible Line of Credit Note between Resource Exchange of America Corp. and SKI, Inc. dated October 21, 2010.	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.15	Amendment No. 1 to Asset Purchase Agreement between Resource Exchange of America Corp. and UTP Holdings, LLC dated October 21, 2010.	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.16	Amendment No. 2 to Asset Purchase Agreement between Resource Exchange of America Corp. and UTP Holdings, LLC dated October 21, 2010.	Filed with the SEC on October 21, 2010 as part of our Current Report on Form 8-K.
10.17	Securities Purchase Agreement between Resource Exchange of America Corp. and Asher Enterprises, Inc. dated January 20, 2011.	Filed with the SEC on February 7, 2011 as part of our Current Report on Form 8-K.
10.18	Convertible Note between Resource Exchange of America Corp. and Asher Enterprises, Inc. dated January 20, 2011.	Filed with the SEC on February 7, 2011 as part of our Current Report on Form 8-K.
10.19	Securities Purchase Agreement between Resource Exchange of America Corp. and Asher Enterprises, Inc. dated February 28, 2011.	Filed with the SEC on March 3, 2011, as part of our Current Report on Form 8-K.
10.20	Convertible Note between Resource Exchange of America Corp. and Asher Enterprises, Inc. dated February 28, 2011.	Filed with the SEC on March 3, 2011, as part of our Current Report on Form 8-K.
10.21	Securities Purchase Agreement between Resource Exchange of America Corp. and Asher Enterprises, Inc. dated March 30, 2011.	Filed with the SEC on April 1, 2011, as part of our Current Report on Form 8-K.
10.22	Convertible Note between Resource Exchange of America Corp. and Asher Enterprises, Inc. dated March 30, 2011.	Filed with the SEC on April 1, 2011, as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on June 1, 2010 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive and Financial Officer Pursuant to Rule 13a-14.	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE EXCHANGE OF AMERICA CORP.

Dated: July 23, 2012		/s/ Michael J. Rhodes
	By:	Michael J. Rhodes
	Title:	President, CEO, CFO, Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: July 23, 2012	/s/ Michael J. Rhodes
Michael J. Rhodes, Director

RESOURCE EXCHANGE OF AMERICA CORP.
Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

Index
Report of Independent Registered Public Accounting Firm	F–1
Consolidated Balance Sheets	F–2
Consolidated Statements of Operations	F–3
Consolidated Statements of Stockholders’ Deficit	F–4
Consolidated Statements of Cash Flows	F–5
Notes to the Consolidated Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Resource Exchange of America Corp. (formerly Mobieyes Software, Inc.)

We have audited the accompanying consolidated balance sheets of Resource Exchange of America Corp. (formerly Mobieyes Software, Inc.) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were unable to obtain a discussion or evaluation from the Company’s outside legal counsel, who resigned as of October 31, 2011, of any pending or threatened litigation. The Company’s current outside legal counsel confirmed that they were not aware of any pending or threatened litigation against the Company as of December 31, 2011.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to obtain a discussion or evaluation of pending or threatened litigation from the Company’s former outside legal counsel as discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BOBBITT, PITTENGER & COMPANY, P.A.

Certified Public Accountants

Sarasota, Florida

July 23, 2012

RESOURCE EXCHANGE OF AMERICA CORP.
Consolidated Balance Sheets
(Expressed in US Dollars)

	December 31,	December 31,
	2011	2010
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	-	167,728
Current portion of notes receivable (Note 3)	-	5,228
Prepaid expenses	-	2,249

Total Current Assets	-	175,205

Property and equipment	-	1,308
Note receivable (Note 3)	-	13,444

Total Assets	-	189,957

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	28,033	9,139
Accrued liabilities	75,500	65,000
Accrued interest payable	87,030	30,191
Due to related parties (Note 4)	405,345	259,696
Loans payable (Note 5)	30,555	197,555
Convertible debt, net of unamortized discount of $3,208 (Note 6)	1,428,061	604,260
Derivative liabilities (Note7)	697,293	1,265,841

Total Liabilities	2,751,817	2,431,682

Nature of Operations and Continuance of Business (Note 1)

Stockholders’ Deficit

Common Stock Authorized: 250,000,000 common shares, $0.0001 par value Issued and outstanding: 78,632,792 shares	7,864	7,500
Additional paid-in capital	45,515	12,079
Accumulated deficit	(2,805,196)	(2,261,304)

Total Stockholders' Deficit	(2,751,817)	(2,241,725)

Total Liabilities and Shareholders' Deficit	-	189,957

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.
Consolidated Statements of Operations
(Expressed in US Dollars)

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
	$	$

Revenues	49,257	312,703

Cost of revenues	40,628	295,085

Gross Profit	8,629	17,618

Operating Expenses

Depreciation	75	190
Selling, general, and administrative (Note 5)	52,288	538,344
Professional fees	278,367	148,915

Total Expenses	330,730	687,449

Loss from Operations	(322,101)	(669,831)

Other Income (Expense)
Write down of note receivable		(127,593)
Debt forgiveness	29,732
Accretion of discounts on convertible debt	(860,816)	(187,708)
Gain (loss) on change in fair value of derivative liabilities	693,548	(339,106)
Interest expense	(84,255)	(58,472)

Total Other Income (Expense)	(221,791)	(712,879)

Net Loss for the Period	(543,892)	(1,382,710)

Net Loss Per Share, Basic and Diluted	$.01	$.02

Weighted Average Shares Outstanding	76,501,440	75,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.
(formerly Mobieyes Software, Inc.)
Consolidated Statements of Stockholders’ Deficit
(Expressed in US Dollars)

			Additional Paid-in
	Shares			Accumulated Deficit	Total
		Amount	Capital
	#	$	$	$	$
Balance, December 31, 2009	75,000,000	7,500	12,079	(567,055)	(547,476)

February 22, 2010 – Recapitalization transaction:
Net liabilities assumed upon recapitalization	–	–	–	(311,539)	(311,539)

Net loss for the year	–	–	–	(1,382,710)	(1,382,710)

Balance, December 31, 2010	75,000,000	7,500	12,079	(2,261,304)	(2,241,725)

Conversion of Debt to equity 3rd Qtr	3,632,792	364	33,436	–	33,800

Net loss for the year	–	–	–	(543,892)	(543,892)

Balance, December 31, 2011	78,632,792	7,864	45,515	(2,805,196)	(2,751,817)

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
	$	$

Operating Activities

Net loss for the period	(543,892)	(1,382,710)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of discounts on convertible debt	860,816	187,708
Depreciation	75	190
Fixed assets exchanged for settlement of legal expenses	1,233	–
Note receivable exchanged for settlement of legal expenses	14,563	–
Gain on change in fair value of derivative liabilities	(693,548)	339,106
Gain on forgiveness of debt	(29,732)	–
Write down of notes receivable	–	127,593

Changes in operating assets and liabilities:
Inventory	–	12,450
Prepaid expenses	2,249	2,751
Accounts payable	18,894	6,664
Accrued liabilities	10,500	65,000
Accrued interest payable	58,139	30,191
Due to related parties	145,648	188,857

Net Cash Used In Operating Activities	(155,055)	(422,200)

Investing Activities
Purchase of Property & Equipment	–	(1,498)
Proceeds from note receivable	4,110	3,735

Net Cash Provided By Investing Activities	4,110	2,237

Financing Activities

Repayment of related party loan	–	9,300
Repayment of loans payable	(183,232)
Proceeds from loans payable	45,964	197,555
Proceeds from convertible debt	125,000	378,214
Repayment of convertible debt	(4,515)	–

Net Cash (Used in) Provided by Financing Activities	(16,783)	585,069

Change in Cash	(167,728)	165,106

Cash, Beginning of Period	167,728	2,622

Cash, End of Period	–	167,728
(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP. Consolidated Statements of Cash Flows (Continued) (Expressed in US Dollars)

Supplemental Disclosures:
Interest paid	32,636	28,281
Income taxes paid	–	–

Noncash Investing and Financing Activities
Inventory acquired through issuing loans payable	20,268	–
Inventory transferred to an outside party for full satisfaction of loan payable	(20,268)	–

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
December 31, 2011
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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2011, the Company has a working capital deficit of $2,751,817 and has an accumulated deficit of $2,805,196 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

It should be noted that as of October 24, 2011 an agreement was made between the majority shareholder Dana J Pekas and BHI Group, Inc. whereby Pekas has agreed to sell shares of common stock to BHI Group, Inc. Also, as of that date, Mr.Pekas has resigned his position as Director, President and Chief Executive Officer of the Company. Replacing him in this role is Mr. Ken McBride. It also should be noted that this proposed sale of stock and assumption of debt has not been finalized as of the date of this submission.

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

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

2. Summary of Significant Accounting Principles (continued)

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

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

2. Summary of Significant Accounting Principles (continued)

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, “Revenue Recognition”. Revenue consists of the sale of recycled metals and demolition services. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or the service has been performed, and collectability is reasonably assured.

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

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

2. Summary of Significant Accounting Principles (continued)

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

Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Comprehensive Loss

FASB ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2011 and 2010, the Company had no items representing comprehensive loss.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with FASB ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

2. Summary of Significant Accounting Principles (continued)

Financial Instruments and Fair Value Measures

FASB ASC 820, “Fair Value Measurements and Disclosures” and FASB ASC 825, “Financial Instruments” require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. FASB ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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
December 31, 2011
(Expressed in US dollars)

2. Summary of Significant Accounting Principles (continued)

Financial Instruments and Fair Value Measures (continued)

The Company’s financial instruments consist principally of cash, note receivable, accounts payable, accrued liabilities, accrued interest payable, loans payable, and convertible debt. Pursuant to FASB ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets and the fair value of derivative liabilities is determined based on “Level 2” inputs, which consists of inputs (volatility, risk free rate, conversion price, quoted market price) that are observable or can be derived principally from, or corroborated by, observable market data which are used in the Black-Scholes calculation. The recorded values of accounts receivable and accounts payable and accrued liabilities approximate their current fair values because of their nature and respective maturity dates or durations. The carrying amount of the note receivable approximates fair value based on the interest rate. The carrying amounts of the convertible note payable and lines of credit approximate fair value because they are priced at interest rates consistent with the Company’s current borrowing rates on similar debt based on the security underlying the debt or the conversion features associated with the debt.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

3. Note Receivable

On November 24, 2009, the Company entered into two separate note receivable agreements with a Florida salvage company. One note bears interest, beginning March 3, 2010, at 5% per annum. Weekly payments of $881, including principal and interest, were to begin on April 10, 2010 with the note maturing on March 30, 2013. The balance due on the note was $127,593 which was written down to $nil in 2010 due to the uncertainty of collection. The second note bears no interest and is due in monthly installments of $373 that began on December 16, 2009 and matures on December 16, 2014. As of December 31, 2011, the second note was transferred to an outside party to settle an outstanding amount owed to them. The balance on the second note was $14,563 at the time of the transfer.

4. Related Party Transactions

(a) During the year ended December 31, 2011, the Company incurred $nil (2010 - $5,460) in rent to the former Chief Financial Officer of the Company.

(b) During the year ended December 31, 2011, the Company incurred $3,610 (2010 - $6,188) for an automobile leased by the former President of the Company.

(c) During the year ended December 31, 2011, the Company incurred $14,000 (2010 - $24,000) in rent to a company controlled by the former President of the Company.

(d) During the year ended December 31, 2011, the Company incurred $200,000 (2010 - $288,773) in consulting fees to a company controlled by the former President of the Company.

(e) As at December 31, 2011, the Company owed $1,781 (December 31, 2010 - $1,781) to the former President of the Company, which is non-interest bearing, unsecured, and due on demand.

(f) As at December 31, 2011, the Company owed a total of $395,385 (December 31, 2010 - $257,915) to companies controlled by the former President of the Company. The amount owed is unsecured and due on demand.

(g) During the year ended December 31, 2011 the company defaulted on a line of credit with the bank. A company owned by the former President of the Company was required to make the payments on behalf of the Company. The total paid as of December 31, 2011 is $9,093.

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

5. Loans Payable

(a) As at December 31, 2011, the Company owed $30,555 (December 31, 2010 - $25,555) to a non-related party which is non-interest bearing, unsecured, and due on demand.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $175,081 with an equivalent discount on the convertible debt. During the years ended December 31, 2011 and 2010, $122,287 and $52,794 had been accreted, increasing the carrying value of the convertible debt to $250,000 and $127,713, respectively. During the year ended December 31, 2011, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $142,727 and as of December 31, 2011, the fair value of the conversion option derivative liability was $150,981. During the year ended December 31, 2010, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $118,627 and as of December 31, 2010, the fair value of the conversion option derivative liability was $293,708.

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

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

6. Convertible Debt (continued)

As of December 31, 2011, the outstanding balance is $250,000. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $147,140 with an equivalent discount on the convertible debt. During the years ended December 31, 2011 and 2010, $85,195 and $61,945 had been accreted increasing the carrying value of the convertible debt to $250,000 and $164,805, respectively. During the years ended December 31, 2011 and 2010, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $8,150 and $138,990, respectively and as of December 31, 2011 and 2010, the fair value of the conversion option derivative liability was $0 and $8,150, respectively.

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

As of December 31, 2011, the outstanding balance is $788,469 (December 31, 2010 - $791,815). The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $592,991 with an equivalent discount on the convertible debt. During the years ended December 31, 2011 and 2010, $531,542 and $61,446 had been accreted increasing the carrying value of the convertible debt to $788,469 and $260,275, respectively. During the year ended December 31, 2011, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $527,935 and as of December 31, 2011, the fair value of the conversion option derivative liability was $402,315. During the year ended December 31, 2010, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $337,259 and as of December 31, 2010, the fair value of the conversion option derivative liability was $930,250.

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

6. Convertible Debt (continued)

On August 18, 2011 the company defaulted on the payments owed to the financial institution. As a result, UTP Holdings LLC was obligated to make the monthly bank payments on behalf of the company. UTP Holdings LLC notified the company of the default and the payments. The company is recording the additional amounts due to UTP holdings as a current liability.

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

The balance on the line of credit as of December 31, 2011 and 2010 is $50,300 and $48,300, respectively. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $11,523 with an equivalent discount on the convertible debt. During the year ended December 31, 2011, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $5,981 and as of December 31, 2011, the fair value of the conversion option derivative liability was $27,752. During the year ended December 31, 2010, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $22,210 and as of December 31, 2010 the fair value of the conversion option derivative liability was $33,733.

(e) On January 20, 2011, the Company issued an 8% convertible note for proceeds of $32,500 which matured on October 24, 2011. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date. On July 28, August 2, and August 8, 2011 the holder of this note opted to convert the outstanding amount, including interest, to 3,632,792 shares common stock.

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

6. Convertible Debt (continued)

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $32,500 with an equivalent discount on the convertible debt. During the year ended December 31, 2011, $32,500 has been accreted increasing the carrying value of the convertible debt to $32,500. During the year ended December 31, 2011, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $32,500 and as of December 31, 2011, the fair value of the conversion option derivative liability was $0.

(f) On February 23, 2011, the Company issued an 8% convertible note for proceeds of $37,500 which matured on November 28, 2011. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $37,500 with an equivalent discount on the convertible debt. During the year ended December 31, 2011, $37,500 has been accreted increasing the carrying value of the convertible debt to $37,500, which is the face value. During the year ended December 31, 2011, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $9,989 and as of December 31, 2011, the fair value of the conversion option derivative liability was $47,489.

(g) On March 24, 2011, the Company issued an 8% convertible note for proceeds of $27,500 which matured on December 28, 2011. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date.

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

6. Convertible Debt (continued)

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. During the year ended December 31, 2011, $27,500 has been accreted increasing the carrying value of the convertible debt to $27,500, which is the face value. During the year ended December 31, 2011, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $7,105 and as of December 31, 2011, the fair value of the conversion option derivative liability was $34,605.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. During the year ended December 31, 2011, $24,292 has been accreted increasing the carrying value of the convertible debt to $24,292. The carrying value of the convertible debt as of December 31, 2011 of $24,292 will be accreted to the face value of $27,500 at maturity. During the year ended December 31, 2011, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $6,651 and as of December 31, 2011, the fair value of the conversion option derivative liability was $34,151.

If all of the convertible debt were converted into shares at December 31, 2011, the number of shares would exceed the authorized amount at December 31, 2011 as well as the increased amount of authorized shares in 2012. In 2012, the Company increased the authorized shares to 500,000,000 consisting of two classes to be designated as common stock and preferred stock. The total number of common stock shares authorized was increased to 400,000,000 and preferred stock shares totaling 100,000,000 were authorized.

7. Derivative Liabilities

The conversion options of the convertible debt disclosed in Note 6 are required to record derivatives at their estimated fair values on each balance sheet date with changes in fair values reflected in the statement of operations.

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

7. Derivative Liabilities (continued)

The Company uses the Black-Scholes valuation model to calculate the fair value of the derivative liabilities related to the convertible debt that has not matured. The following table shows the weighted average assumptions used in the calculation of the conversion options:

	2011	2010

Expected dividend yield	–	–
Risk-free interest rate	0.19%	0.28%
Expected life (in years)	0.16	0.98
Expected volatility	26%	165%

For the convertible debt that has matured but has not yet been satisfied, the debt holders still have the option to convert the debt into common shares. These derivative liabilities are measured at intrinsic value as the related options have no expected life because the related debt is beyond the contracted maturity date.

8. Segmented Information (continued)

The Company is organized into segments based on operations. For the year ended December 31, 2011, these operating segments have been aggregated into two reportable business segments: sales and ocean freight export services. For the year ended December 31, 2010, these operating segments were aggregated into three reportable business segments: sales, demolition and ocean freight export services. The reportable segments were determined in accordance with the way that management of the Company develops and executes the Company’s operations.

In accordance with FASB ASC 280, “Segment Reporting”, for purposes of business segment performance measurement, the Company does not allocate to the business segments items that are of a non operating nature or corporate organizational and functional expenses of a governance nature. Corporate expenses consist of corporate office expenses including compensation, automobile, occupancy, depreciation, and other administrative costs.

Assets of the sales segment consist of cash and notes receivable. Assets of the ocean freight export services segment consists of cash. All other assets including property and equipment are allocated to corporate and other.

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

8. Segmented Information (continued)

For the year ended December 31, 2011

	Sales $	Shipping $	Corporate and Other $	Total $

Revenues	–	49,257	–	49,257
Operating net income (loss)	–	12,724	(334,825)	(322,101)
Interest expense	–	–	84,255	84,255
Depreciation	–	–	75	75
Total assets	–	-	-	-

For the year ended December 31, 2010

	Sales $	Demolition $	Shipping $	Corporate and Other $	Total $

Revenues	153,387	134,511	24,805	–	312,703
Operating net income (loss)	10,522		2,460	(682,813)	(669,831)
Interest expense	–		–	58,472	58,472
Depreciation	–		–	190	190
Total assets	185,785		615	3,557	189,957

9.  Income Taxes

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these losses carried forward expires beginning in 2030 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating losses carried forward was $1,253,612 at December 31, 2011. The valuation allowance increased $128,052 and $291,841 during the years ended December 31, 2011 and 2010, respectively. The significant components of the deferred income tax asset as at December 31, 2011 and 2010 are as follows:

	2011 $	2010 $

Net operating losses carried forward	426,228	298,176

Valuation allowance	(426,228)	(298,176)

Net deferred income tax asset	–	–