Form 10-Q
period 2012-03-31
RESOURCE EXCHANGE OF AMERICA CORP.
filed 2012-11-05
CIK 1456993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer Do not check if a smaller reporting company	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 5, 2012 the registrant had 78,632,792 shares of common stock, par value $.0001 per share issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESOURCE EXCHANGE OF AMERICA CORP.
Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)
(unaudited)

Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Operations	F–2

Consolidated Statements of Cash Flows	F–3

Notes to the Consolidated Financial Statements	F–4

RESOURCE EXCHANGE OF AMERICA CORP.
Consolidated Balance Sheets
(Expressed in US Dollars)

	March 31,	December 31,
	2012	2011
	$	$
	(unaudited)

ASSETS

Total Assets	-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	28,033	28,033
Accrued liabilities	75,500	75,500
Accrued interest payable	101,100	87,030
Due to related parties (Note 3)	411,734	405,345
Loans payable (Note 4)	30,555	30,555
Convertible debt (Note 5)	1,431,269	1,428,061
Derivative liabilities (Note 6)	446,035	697,293

Total Liabilities	2,524,226	2,751,817

Stockholders’ Deficit

Common Stock Authorized: 250,000,000 common shares, $0.0001 par value Issued and outstanding: 78,632,792 shares	7,864	7,864
Additional paid-in capital	45,515	45,515
Accumulated deficit	(2,577,605)	(2,805,196)

Total Stockholders' Deficit	(2,524,226)	(2,751,817)

Total Liabilities and Shareholders' Deficit	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.
Consolidated Statements of Operations
(Expressed in US Dollars)
(unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2012	2011
	$	$

Revenues	-	49,257

Cost of revenues	-	40,528

Gross Profit	-	8,729

Operating Expenses

Depreciation	-	75
Selling, general, and administrative	-	22,330
Professional fees	-	37,400

Total Expenses	-	59,805

Loss from Operations	-	(51,076)

Other Income (Expense)

Accretion of discounts on convertible debt	(3,208)	(177,164)
Gain on change in fair value of derivative liabilities	251,258	379,201
Interest expense	(20,459)	(22,488)

Total Other Income (Expense)	227,591	179,549

Net Income (Loss) for the Period	227,591	128,473

Net Income Per Share, Basic	.003	.002
Net Income Per Share, Diluted	.000	.001

Weighted Average Shares Outstanding	78,632,792	75,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2012	2011
	$	$
Operating Activities

Net income for the period	227,591	128,473
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on convertible debt	3,208	177,164
Depreciation	-	75
Gain on change in fair value of derivative liabilities	(251,258)	(379,201)
Changes in operating assets and liabilities:
Inventory	-	(20,268)
Prepaid expenses	-	2,000
Accounts payable	-	3,917
Accrued liabilities	-	10,500
Accrued interest payable	14,070	14,795
Due to related parties	6,389	(33,692)

Net Cash Used In Operating Activities	-	(96,237)

Investing Activities

Proceeds from note receivable	-	1,866

Net Cash Provided By Investing Activities	-	1,866

Financing Activities

Repayment of related party loan	-	(4,300)
Repayment of loans payable	-	(122,000)
Proceeds from convertible debt	-	97,500
Repayment of convertible debt	-	(3,343)

Net Cash Used in Financing Activities	-	(32,143)

Change in Cash	-	(126,514)

Cash, Beginning of Period	-	167,728

Cash, End of Period	-	41,214
Supplemental Disclosures:
Interest paid	-	12,878
Income taxes paid	-	–
(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
March 31, 2012
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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2012, the Company has a working capital deficit of $2,524,226 and has an accumulated deficit of $2,577,605 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

It should be noted that as of October 24, 2011 an agreement was made between the majority shareholder Dana J Pekas and BHI Group, Inc. whereby Pekas has agreed to sell shares of common stock to BHI Group, Inc. Also, as of that date, Mr.Pekas has resigned his position as Director, President and Chief Executive Officer of the Company. Replacing him in this role is Mr. Michael Rhodes. It also should be noted that this proposed sale of stock and assumption of debt has not been finalized as of the date of this submission.

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)
(unaudited)

2. Summary of Significant Accounting Principles (continued)

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

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)
(unaudited)

2. Summary of Significant Accounting Principles (continued)

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
March 31, 2012
(Expressed in US dollars)
(unaudited)

2. Summary of Significant Accounting Principles (continued)

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States  Dollar. Monetary balance sheet items expressed in foreign currencies are translated into US dollars at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Earnings Per Share

The Company computes net income per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS includes the effects of dilutive convertible debt shares. Basic and diluted earnings per share have been computed as follows:

	For the three	For the three
	months ended	months ended
	March 31, 2012	March 31, 2011

Numerator for earnings per share - net income	$227,591	$128,473

Denominator:
Denominator for basic earnings per share - weighted
average shares	78,632,792	75,000,000
Effect of dilutive securities:
Convertible debt shares	676,982,680	24,584,594
Denominator for diluted earnings per share	755,615,472	99,584,594

Earnings per share - basic	$0.003	$0.002
Earnings per share - diluted	$0.000	$0.001

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)
(unaudited)

2. Summary of Significant Accounting Principles (continued)

Comprehensive Income

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2012 and 2011, the Company had no items representing comprehensive income.

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
March 31, 2012
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

The Company’s financial instruments consist principally of accounts payable, accrued liabilities, accrued interest payable, loans payable, and convertible debt. Pursuant to ASC 820, the fair value of of derivative liabilities is determined based on “Level 2” inputs, which consists of inputs (volatility, risk free rate, conversion price, quoted market price) that are observable or can be derived principally from, or corroborated by, observable market data which are used in the Black-Scholes calculation. The recorded values of accounts receivable and accounts payable and accrued liabilities approximate their current fair values because of their nature and respective maturity dates or durations. The carrying amounts of the convertible note payable and lines of credit approximate fair value because they are priced at interest rates consistent with the Company’s current borrowing rates on similar debt based on the security underlying the debt or the conversion features associated with the debt.

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)
(unaudited)

2. Summary of Significant Accounting Principles (continued)

Recent Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

3. Related Party Transactions

(a) During the three months ended March 31, 2012, the Company incurred $nil (2011 - $1,547) for an automobile leased by the President of the Company.

(b) During the three months ended March 31, 2012, the Company incurred $nil (2011 - $6,000) in rent to a company controlled by the President of the Company.

(c) As at March 31, 2012, the Company owed $1,781 (December 31, 2011 - $1,781) to the former President of the Company, which is non-interest bearing, unsecured, and due on demand.

(d) As at March 31, 2012, the Company owed a total of $395,385 (December 31, 2011 - $395,385) to companies controlled by the former President of the Company. The amount owed is unsecured and due on demand.

(e) During the year ended December 31, 2011 the company defaulted on a line of credit with the bank. A company owned by the former President of the Company was required to make the payments on behalf of the Company. The total paid as of March 31, 2012 is $14,568.

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)
(unaudited)

4. Loans Payable

(a) As at March 31, 2012, the Company owed $30,555 (December 31, 2011 - $30,555) to a non-related party which is non-interest bearing, unsecured, and due on demand.

5. Convertible Debt

(a) On February 22, 2010, the Company issued a $250,000 promissory note to the President of the Company. The note bears interest at 10% per annum, is unsecured, and was due on December 31, 2011. The holder may convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 75% of the average of the closing market price of the Company’s common stock during the five trading days immediately preceding the conversion date.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $175,081 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of March 31, 2012 is $250,000. During the three months ended March 31, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $50,113 and as of March 31, 2012, the fair value of the conversion option derivative liability was $100,868.

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

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)
(unaudited)

5. Convertible Debt (continued)

As of March 31, 2012, the outstanding balance is $250,000. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $147,140 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011.  The carrying value of the convertible debt as of March 31, 2012 is $250,000. During the three months ended March 31, 2011, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $8,150. There was no change in the fair value of the conversion option derivative liability during the three months ended March 31, 2012. As of March 31, 2012, the fair value of the conversion option derivative liability was $nil.

(c) Effective January 31, 2005, the President of the Company entered into a line of credit agreement with a financial institution allowing for borrowings of up to $800,000 with annual interest at prime to be used to fund the operations of the Company. The line of credit is secured by the principal residence of the President of the Company. Monthly interest-only payments are required. On October 21, 2010, the Company agreed to add a conversion option to the entire balance of principal and interest outstanding at any time on the line of credit. The President of the Company may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 75% of the average of the closing market price of the Company’s common stock during the five trading days immediately preceding the conversion date. The maturity date was December 31, 2011.

As of March 31, 2012, the outstanding balance is $788,469 (December 31, 2011 - $788,469). The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $592,991 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011.  The carrying value of the convertible debt as of March 31, 2012 is $788,469. During the three months ended March 31, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $139,492 and as of March 31, 2012, the fair value of the conversion option derivative liability was $262,823.

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)
(unaudited)

5. Convertible Debt (continued)

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

The balance on the line of credit as of March 31, 2012 is $50,300. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $11,523 with an equivalent discount on the convertible debt. During the three months ended March 31, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $9,258 and as of March 31, 2012, the fair value of the conversion option derivative liability was $18,494.

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
March 31, 2012
(Expressed in US dollars)
(unaudited)

5. Convertible Debt (continued)

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $37,500 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of March 31, 2012 is $37,500. During the three months ended March 31, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $21,406 and as of March 31, 2012, the fair value of the conversion option derivative liability was $26,083.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of March 31, 2012 is $27,500. During the three months ended March 31, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $15,597 and as of March 31, 2012, the fair value of the conversion option derivative liability was $19,008.

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)
(unaudited)

5. Convertible Debt (continued)

(h) On May 25, 2011 the Company issued an 8% convertible note for proceeds of $27,500 which matured on February 27, 2012. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. During the three months ended March 31, 2012, $3,208 has been accreted increasing the carrying value of the convertible debt to $27,500. During the three months ended March 31, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $15,392 and as of March 31, 2012, the fair value of the conversion option derivative liability was $18,759.

If all of the convertible debt were converted into shares at March 31, 2012, the number of shares would exceed the authorized amount at March 31, 2012 as well as the increased amount of authorized shares in May 2012. In May 2012, the Company increased the authorized shares to 500,000,000 consisting of two classes to be designated as common stock and preferred stock. The total number of common stock shares authorized was increased to 400,000,000 and preferred stock shares totaling 100,000,000 were authorized.

6. Derivative Liabilities

The conversion options of the convertible debt disclosed in Note 5 are required to record derivatives at their estimated fair values on each balance sheet date with changes in fair values reflected in the statement of operations.

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
March 31, 2012
(Expressed in US dollars)
(unaudited)

7. Segmented Information

The Company is organized into segments based on operations. These operating segments have been aggregated into three reportable business segments: sales and ocean freight export services. The reportable segments were determined in accordance with the way that management of the Company develops and executes the Company’s operations.

In accordance with ASC 280, “Segment Reporting”, for purposes of business segment performance measurement, the Company does not allocate to the business segments items that are of a non-operating nature or corporate organizational and functional expenses of a governance nature. Corporate expenses consist of corporate office expenses including compensation, automobile, occupancy, depreciation, and other administrative costs.

Assets of the sales segment at March 31, 2011 consist of cash and notes receivable. Assets of the ocean freight export services segment at March 31, 2011 consists of cash. All other assets including property and equipment are allocated to corporate and other.

For the three months ended March 31, 2012:

	Sales $	Export Services $	Corporate and Other $	Total $

Revenues	–	-	–	-
Operating net income (loss)	–	-	-	-
Interest expense	–	–	-	-
Depreciation	–	–	-	-
Total assets	-	-	-	-

For the three months ended March 31, 2011:

	Sales $	Export Services $	Corporate and Other $	Total $

Revenues	–	49,257	–	49,257
Operating net income (loss)	–	13,914	(64,990)	(51,076)
Interest expense	–	–	22,488	22,488
Depreciation	–	–	75	75
Total assets	35,978	42,309	1,483	79,770

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

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	$2012	$2011
Current Assets	-	-
Current Liabilities	2,524,226	2,751,817
Working Capital Deficit	(2,524,226)	(2,751,817)

Cash Flows

	Three Months Ended March 31, 2012 $	Three Months Ended March 31, 2011 $
Cash Flows provided by (used in) Operating Activities	-	(96,237)
Cash Flows provided by Investing Activities	-	1,866
Cash Flows provided by (used in) Financing Activities	-	(32,143)
Net Increase (decrease) in Cash During Period	-	(126,514)

Operating Revenues

Operating revenues for the quarter ended March 31, 2012 were $-.

Operating revenues for the quarter ended March 31, 2011 were $49,257.

Operating Expenses and Net Loss

Operating expenses for the quarter ended March 31, 2012 were $0.

Operating expenses for the quarter ended March 31, 2011 were $59,805 and is comprised of depreciation of $75, selling, general, and administrative of $22,330, and professional fees of $37,400.

Net income for the quarter ended March 31, 2012 was $227,591 which is mainly attributed to the $251,258 gain on change in fair value of derivative liabilities.

Net income for the quarter ended March 31, 2011 was $128,473 which is mainly attributed to the $379,201 gain on change in fair value of derivative liabilities.

Liquidity and Capital Resources

As at March 31, 2012, the Company’s cash and total asset balance was $0 compared to $0 as at December 31, 2011.

As at March 31, 2012, the Company had total liabilities of $2,524,226 compared with total liabilities of $2,751,817 as at December 31, 2011. The decrease in total liabilities is mainly attributed to the decrease in derivative liabilities.

As at March 31, 2012, the Company had a working capital deficit of $2,524,226 compared to a deficit of $2,751,817 as at December 31, 2011.

Cashflows from Operating Activities

During the quarter ended March 31, 2012, the Company used $0 of cash for operating activities compared to $96,237 of cash used by operating activities during the quarter ended March 31, 2011.

Cashflows from Investing Activities

During the quarter ended March 31, 2012, the Company received $0 of cash from investing activities compared to $1,866 for the quarter ended March 31, 2011.

Cashflows from Financing Activities

During the quarter ended March 31, 2012, the Company used $0 of cash in financing activities compared to $32,143 for the quarter ended March 31, 2011.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on July 23, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities.

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

RESOURCE EXCHANGE OF AMERICA CORP.

Dated: November 5, 2012	/s/ Michael J.Rhodes
By: Michael J. Rhodes
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary & Treasurer