Form 10-Q
period 2012-06-30
RESOURCE EXCHANGE OF AMERICA CORP.
filed 2012-11-05
CIK 1456993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RESOURCE EXCHANGE OF AMERICA CORP.
Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)
(unaudited)

Index

Consolidated Balance Sheets	F–1

Consolidated Statements of Operations	F–2

Consolidated Statements of Cash Flows	F–4

Notes to the Consolidated Financial Statements	F–5

RESOURCE EXCHANGE OF AMERICA CORP.
Consolidated Balance Sheets
(Expressed in US Dollars)

	June 30,	December 31,
	2012	2011
	$	$
	(unaudited)

ASSETS

Total Assets	-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	28,033	28,033
Accrued liabilities	75,500	75,500
Accrued interest payable	115,171	87,030
Due to related parties (Note 3)	418,123	405,345
Loans payable (Note 4)	30,555	30,555
Convertible debt (Note 5)	1,431,269	1,428,061
Derivative liabilities (Note 6)	118,169	697,293

Total Liabilities	2,216,820	2,751,817

Stockholders’ Deficit

Preferred Stock Authorized: 100,000,000 preferred shares. No shares issued and outstanding at June 30, 2012 and December 31, 2011
Common Stock Authorized: 400,000,000 common shares, $0.0001 par value Issued and outstanding: 78,632,792 shares	7,864	7,864
Additional paid-in capital	45,515	45,515
Accumulated deficit	(2,270,199)	(2,805,196)

Total Stockholders' Deficit	(2,216,820)	(2,751,817)

Total Liabilities and Shareholders' Deficit	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.
Consolidated Statements of Operations
(Expressed in US Dollars)
(unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2011
	$	$

Revenues	-	49,257

Cost of revenues	-	40,628

Gross Profit	-	8,629

Operating Expenses

Depreciation	-	75
Selling, general, and administrative	-	41,488
Professional fees	-	205,808

Total Expenses	-	247,371

Loss from Operations	-	(238,742)

Other Income (Expense)

Accretion of discounts on convertible debt	(3,208)	(374,359)
Gain on change in fair value of derivative liabilities	579,124	917,867
Interest expense	(40,919)	(46,711)

Total Other Income (Expense)	534,997	496,797

Net Income (Loss) for the Period	534,997	258,055

Net Income Per Share, Basic	.007	.003
Net Income Per Share, Diluted	.001	.002

Weighted Average Shares Outstanding	78,632,792	75,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.
Consolidated Statements of Operations
(Expressed in US Dollars)
(unaudited)

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2012	2011
	$	$

Revenues	-	-

Cost of revenues	-	100

Gross Profit	-	(100)

Operating Expenses

Depreciation	-	-
Selling, general, and administrative	-	19,158
Professional fees	-	168,408

Total Expenses	-	187,566

Loss from Operations	-	(187,666)

Other Income (Expense)

Accretion of discounts on convertible debt	-	(197,195)
Gain on change in fair value of derivative liabilities	327,866	538,666
Interest expense	(20,460)	(24,223)

Total Other Income (Expense)	307,406	317,248

Net Income (Loss) for the Period	307,406	129,582

Net Income Per Share, Basic	.004	.002
Net Income Per Share, Diluted	.001	.001

Weighted Average Shares Outstanding	78,632,792	75,000,000

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2011
	$	$
Operating Activities

Net income for the period	534,997	258,055
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of discounts on convertible debt	3,208	374,359
Depreciation	-	75
Fixed assets exchanged for settlement of legal expenses	-	1,233
Gain on change in fair value of derivative liabilities	(579,124)	(917,867)
Changes in operating assets and liabilities:
Prepaid expenses	-	2,000
Accounts payable	-	10,665
Accrued liabilities	-	10,500
Accrued interest payable	28,141	29,202
Due to related parties	12,778	87,469

Net Cash Used In Operating Activities	-	(144,309)

Investing Activities

Proceeds from note receivable	-	2,987

Net Cash Provided By Investing Activities	-	2,987

Financing Activities

Repayments of loans payable	-	(183,232)
Proceeds from loans payable	-	45,964
Proceeds from convertible debt	-	125,000
Repayment of convertible debt	-	(4,515)

Net Cash Used in Financing Activities	-	(16,783)

Change in Cash	-	(158,105)

Cash, Beginning of Period	-	167,728

Cash, End of Period	-	9,623
Supplemental Disclosures:
Interest paid	-	17,509
Income taxes paid	-	–
Inventory acquired through loan payable	-	20,268

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
June 30, 2012
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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2012, the Company has a working capital deficit of $2,216,820 and has an accumulated deficit of $2,270,199 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
June 30, 2012
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
June 30, 2012
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
June 30, 2012
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

Earnings Per Share

The Company computes net income per share in accordance with ASC 260, "Earnings The Company computes net income per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS includes the effects of dilutive convertible debt shares. Basic and diluted earnings per share have been computed as follows:

	For the six	For the six
	months ended	months ended
	June 30, 2012	June 30, 2011

Numerator for earnings per share - net income	$534,997	$258,055

Denominator:
Denominator for basic earnings per share - weighted
average shares	78,632,792	75,000,000
Effect of dilutive securities:
Convertible debt shares	292,376,603	81,749,095
Denominator for diluted earnings per share	371,009,395	156,749,095

Earnings per share - basic	$0.007	$0.003
Earnings per share - diluted	$0.001	$0.002

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)
(unaudited)

2. Summary of Significant Accounting Principles (continued)

Earnings Per Share (continued)

	For the three	For the three
	months ended	months ended
	June 30, 2012	June 30, 2011

Numerator for earnings per share - net income	$307,406	$129,582

Denominator:
Denominator for basic earnings per share - weighted
average shares	78,632,792	75,000,000
Effect of dilutive securities:
Convertible debt shares	292,376,603	81,749,095
Denominator for diluted earnings per share	371,009,395	156,749,095

Earnings per share - basic	$0.004	$0.002
Earnings per share - diluted	$0.001	$0.001

Comprehensive Income

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2012 and 2011, the Company had no items representing comprehensive income.

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
June 30, 2012
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
June 30, 2012
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

3. Related Party Transactions

(a) During the three months ended June 30, 2012, the Company incurred $nil (2011 - $3,094) for an automobile leased by the President of the Company.

(b) During the three months ended June 30, 2012, the Company incurred $nil (2011 - $12,000) in rent to a company controlled by the President of the Company.

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)
(unaudited)

3. Related Party Transactions (Continued)

(c) As at June 30, 2012, the Company owed $1,781 (December 31, 2011 - $1,781) to the former President of the Company, which is non-interest bearing, unsecured, and due on demand.

(d) As at June 30, 2012, the Company owed a total of $395,385 (December 31, 2011 - $395,385) to companies controlled by the former President of the Company. The amount owed is unsecured and due on demand.

(e) During the year ended December 31, 2011 the company defaulted on a line of credit with the bank. A company owned by the former President of the Company was required to make the payments on behalf of the Company. The total paid as of June 30, 2012 is $20,957.

4. Loans Payable

(a) As at June 30, 2012, the Company owed $30,555 (December 31, 2011 - $30,555) to a non-related party which is non-interest bearing, unsecured, and due on demand.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $175,081 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of June 30, 2012 is $250,000. During the six months ended June 30, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $150,981 and as of June 30, 2012, the fair value of the conversion option derivative liability was $nil.

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)
(unaudited)

5. Convertible Debt (continued)

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

As of June 30, 2012, the outstanding balance is $250,000. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $147,140 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011.  The carrying value of the convertible debt as of June 30, 2012 is $250,000. As of June 30, 2012, the fair value of the conversion option derivative liability was $nil.

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

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)
(unaudited)

5. Convertible Debt (continued)

As of June 30, 2012, the outstanding balance is $788,469 (December 31, 2011 - $788,469). The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $592,991 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011.  The carrying value of the convertible debt as of June 30, 2012 is $788,469. During the six months ended June 30, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $402,315 and as of June 30, 2012, the fair value of the conversion option derivative liability was $nil.

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

The balance on the line of credit as of June 30, 2012 is $50,300. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $11,523 with an equivalent discount on the convertible debt. During the six months ended June 30, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $27,752 and as of June 30, 2012 the fair value of the conversion option derivative liability was $nil.

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)
(unaudited)

5. Convertible Debt (continued)

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $37,500 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of June 30, 2012 is $37,500. During the six months ended June 30, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $776 and as of June 30, 2012, the fair value of the conversion option derivative liability was $48,265.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
June 30, 2012
(Expressed in US dollars)
(unaudited)

5. Convertible Debt (continued)

June 30, 2012 is $27,500. During the six months ended June 30, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $573 and as of June 30, 2012, the fair value of the conversion option derivative liability was $35,178.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. During the six months ended June 30, 2012, $3,208 has been accreted increasing the carrying value of the convertible debt to $27,500. During the six months ended June 30, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $574 and as of June 30, 2012, the fair value of the conversion option derivative liability was $34,725.

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
June 30, 2012
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

Assets of the sales segment at June 30, 2011 consist of cash and notes receivable. Assets of the ocean freight export services segment at June 30, 2011 consists of cash. All other assets including property and equipment are allocated to corporate and other.

For the six months ended June 30, 2012:

	Sales $	Export Services $	Corporate and Other $	Total $

Revenues	–	-	–	-
Operating net income (loss)	–	-	-	-
Interest expense	–	–	-	-
Depreciation	–	–	-	-
Total assets	-	-	-	-

For the six months ended June 30, 2011:

	Sales $	Export Services $	Corporate and Other $	Total $

Revenues	–	49,257	–	49,257
Operating net income (loss)	–	12,744	(251,486)	(238,742)
Interest expense	–	–	46,711	46,711
Depreciation	–	–	75	75
Total assets	23,686	22,139	–	45,825

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	December 31,
	$2012	$2011
Current Assets	-	-
Current Liabilities	2,216,820	2,751,817
Working Capital Deficit	(2,216,820)	(2,751,817)

Cash Flows

	Six Months Ended June 30, 2012 $	Six Months Ended June 30, 2011 $
Cash Flows provided by (used in) Operating Activities	-	(144,309)
Cash Flows provided by Investing Activities	-	2,987
Cash Flows provided by (used in) Financing Activities	-	(16,783)
Net Increase (decrease) in Cash During Period	-	(158,105)

Operating Revenues

Operating revenues for the quarter ended June 30, 2012 were $-.

Operating revenues for the quarter ended June 30, 2011 were $100.

Operating revenues for the six months ended June 30, 2012 were $-.

Operating revenues for the six months ended June 30, 2011 were $46,257.

Operating Expenses and Net Loss

Operating expenses for the quarter ended June 30, 2012 were $0.

Operating expenses for the quarter ended June 30, 2011 were $187,566 and is comprised of depreciation of $0, selling, general, and administrative of $19,158, and professional fees of $168,408.

Operating expenses for the six months ended June 30, 2012 were $0.

Operating expenses for the six months ended June 30, 2011 were $247,371 and is comprised of depreciation of $75, selling, general, and administrative of $41,488, and professional fees of $205,808.

Net income for the quarter ended June 30, 2012 was $307,406 which is mainly attributed to the $327,866 gain on change in fair value of derivative liabilities.

Net income for the quarter ended June 30, 2011 was $129,582 which is mainly attributed to the $538,666 gain on change in fair value of derivative liabilities.

Net income for the six months ended June 30, 2012 was $534,997 which is mainly attributed to the $579,124 gain on change in fair value of derivative liabilities.

Net income for the six months ended June 30, 2011 was $258,055 which is mainly attributed to the $917,867 gain on change in fair value of derivative liabilities.

Liquidity and Capital Resources

As at June 30, 2012, the Company’s cash and total asset balance was $0 compared to $0 as at December 31, 2011.

As at June 30, 2012, the Company had total liabilities of $2,216,820 compared with total liabilities of $2,751,817 as at December 31, 2011. The decrease in total liabilities is mainly attributed to the decrease in derivative liabilities.

As at June 30, 2012, the Company had a working capital deficit of $2,216,820 compared to a deficit of $2,751,817 as at December 31, 2011.

Cashflows from Operating Activities

During the six months ended June 30, 2012, the Company used $0 of cash for operating activities compared to $144,309 of cash used by operating activities during the six months ended June 30, 2011.

Cashflows from Investing Activities

During the six months ended June 30, 2012, the Company received $0 of cash from investing activities compared to $2,987 for the six months ended June 30, 2011.

Cashflows from Financing Activities

During the six months ended June 30, 2012, the Company used $0 of cash in financing activities compared to $16,783 for the six months ended June 30, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on July 23, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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