Form 10-Q
period 2012-09-30
RESOURCE EXCHANGE OF AMERICA CORP.
filed 2012-11-19
CIK 1456993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2012 the registrant had 78,632,792 shares of common stock, par value $.0001 per share issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESOURCE EXCHANGE OF AMERICA CORP.
Consolidated Financial Statements
September 30, 2012
(Expressed in US dollars)
(unaudited)

RESOURCE EXCHANGE OF AMERICA CORP.
Consolidated Balance Sheets
(Expressed in US Dollars)

	September 30,	December 31,
	2012	2011
	$	$
	(unaudited)

ASSETS

Total Assets	-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	28,033	28,033
Accrued liabilities	75,500	75,500
Accrued interest payable	129,375	87,030
Due to related parties (Note 3)	424,592	405,345
Loans payable (Note 4)	30,555	30,555
Convertible debt (Note 5)	1,431,269	1,428,061
Derivative liabilities (Note 6)	-	697,293

Total Liabilities	2,119,324	2,751,817

Stockholders’ Deficit

Preferred Stock Authorized: 100,000,000 preferred shares. No shares issued and outstanding at September 30, 2012 and December 31, 2011
Common Stock Authorized: 400,000,000 common shares, $0.0001 par value Issued and outstanding: 78,632,792 shares	7,864	7,864
Additional paid-in capital	45,515	45,515
Accumulated deficit	(2,172,703)	(2,805,196)

Total Stockholders' Deficit	(2,119,324)	(2,751,817)

Total Liabilities and Shareholders' Deficit	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.
Consolidated Statements of Operations
(Expressed in US Dollars)
(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2011
	$	$

Revenues	-	49,257

Cost of revenues	-	40,628

Gross Profit	-	8,629

Operating Expenses

Depreciation	-	75
Selling, general, and administrative	-	51,912
Professional fees	-	257,706

Total Expenses	-	309,693

Loss from Operations	-	(301,064)

Other Income (Expense)
Debt Forgiveness	-	29,732
Accretion of discounts on convertible debt	(3,208)	(597,864)
Gain on change in fair value of derivative liabilities	697,293	641,325
Interest expense	(61,592)	(67,792)

Total Other Income (Expense)	632,493	5,401

Net Income (Loss) for the Period	632,493	(295,663)

Net Income (Loss) Per Share, Basic	.008	(.004)

Net Income (Loss) Per Share, Diluted	.001	(.001)

Weighted Average Shares Outstanding	78,632,792	75,783,182

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.
Consolidated Statements of Operations
(Expressed in US Dollars)
(unaudited)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2012	2011
	$	$

Revenues	-	-

Cost of revenues	-	-

Gross Profit	-	-

Operating Expenses

Depreciation	-	-
Selling, general, and administrative	-	10,424
Professional fees	-	51,898

Total Expenses	-	62,322

Loss from Operations	-	(62,322)

Other Income (Expense)
Debt Forgiveness		29,732
Accretion of discounts on convertible debt	-	(223,505)
Gain/(Loss) on change in fair value of derivative liabilities	118,169	(276,542)
Interest expense	(20,673)	(21,081)

Total Other Income (Expense)	97,496	(491,396)

Net Income (Loss) for the Period	97,496	(553,718)

Net Income (Loss) Per Share, Basic	.001	(.007)

Net Income (Loss) Per Share, Diluted	.000	(.001)

Weighted Average Shares Outstanding	78,632,792	77,324,007

RESOURCE EXCHANGE OF AMERICA CORP.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2011
	$	$
Operating Activities

Net income (loss) for the period	632,493	(295,663)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion of discounts on convertible debt	3,208	597,864
Depreciation	-	75
Fixed assets exchanged for settlement of legal expenses	-	1,233
Gain on change in fair value of derivative liabilities	(697,293)	(641,325)
Gain on forgiveness of debt		(29,732)
Changes in operating assets and liabilities:
Prepaid expenses	-	2,000
Accounts payable	-	19,858
Accrued liabilities	-	10,500
Accrued interest payable	42,345	43,794
Due to related parties	19,247	137,470

Net Cash Used In Operating Activities	-	(153,926)

Investing Activities

Proceeds from note receivable	-	3,361

Net Cash Provided By Investing Activities	-	3,361

Financing Activities

Repayments of loans payable	-	(183,232)
Proceeds from loans payable	-	45,964
Proceeds from convertible debt	-	125,000
Repayment of convertible debt	-	(4,515)

Net Cash Used in Financing Activities	-	(16,783)

Change in Cash	-	(167,348)

Cash, Beginning of Period	-	167,728

Cash, End of Period	-	380
Supplemental Disclosures:
Interest paid	-	25,298
Income taxes paid	-	–
Inventory acquired through loan payable	-	20,268
Inventory transferred to an outside party for full satisfaction of loan payable	-	(20,268)

(The accompanying notes are an integral part of these consolidated financial statements)

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
September 30, 2012
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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2012, the Company has a working capital deficit of $2,119,324 and has an accumulated deficit of $2,172,703 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
September 30, 2012
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
September 30, 2012
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
September 30, 2012
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

	For the nine	For the nine
	months ended	months ended
	September 30, 2012	September 30, 2011

Numerator for earnings per share - net income (loss)	$632,493	$(295,663)

Denominator:
Denominator for basic earnings per share - weighted
average shares	78,632,792	77,327,007
Effect of dilutive securities:
Convertible debt shares	580,634,154	485,120,054
Denominator for diluted earnings per share	659,266,946	560,903,236

Earnings (loss) per share - basic	$0.008	$(0.004)
Earnings (loss) per share - diluted	$0.001	$(0.001)

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
September 30, 2012
(Expressed in US dollars)
(unaudited)

2. Summary of Significant Accounting Principles (continued)

Earnings Per Share (continued)

	For the three	For the three
	months ended	months ended
	September 30, 2012	September 30, 2011

Numerator for earnings per share - net income (loss)	$97,496	$(553,718)

Denominator:
Denominator for basic earnings per share - weighted
average shares	78,632,792	77,327,007
Effect of dilutive securities:
Convertible debt shares	580,634,154	485,120,054
Denominator for diluted earnings per share	659,266,946	562,444,061

Earnings (loss) per share - basic	$0.001	$(0.007)
Earnings (loss) per share - diluted	$0.000	$(0.001)

Comprehensive Income

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2012 and 2011, the Company had no items representing comprehensive income.

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
September 30, 2012
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
September 30, 2012
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

3. Related Party Transactions

(a) During the nine months ended September 30, 2012, the Company incurred $nil (2011 - $3,609) for an automobile leased by the former President of the Company.

(b) During the nine months ended September 30, 2012, the Company incurred $nil (2011 - $14,000) in rent to a company controlled by the former President of the Company.

(c) As at September 30, 2012, the Company owed $1,781 (December 31, 2011 - $1,781) to the former President of the Company, which is non-interest bearing, unsecured, and due on demand.

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
September 30, 2012
(Expressed in US dollars)
(unaudited)

3. Related Party Transactions (continued)

(d) As at September 30, 2012, the Company owed a total of $395,385 (December 31, 2011 - $395,385) to companies controlled by the former President of the Company. The amount owed is unsecured and due on demand.

(e) During the year ended December 31, 2011 the company defaulted on a line of credit with the bank. A company owned by the former President of the Company was required to make the payments on behalf of the Company. The total paid as of September 30, 2012 is $27,426.

4. Loans Payable

(a) As at September 30, 2012, the Company owed $30,555 (December 31, 2011 - $30,555) to a non-related party which is non-interest bearing, unsecured, and due on demand.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $175,081 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of September 30, 2012 is $250,000. During the nine months ended September 30, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $150,981 and as of September 30, 2012, the fair value of the conversion option derivative liability was $nil.

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
September 30, 2012
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

As of September 30, 2012, the outstanding balance is $250,000. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $147,140 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011.  The carrying value of the convertible debt as of September 30, 2012 is $250,000. As of September 30, 2012, the fair value of the conversion option derivative liability was $nil.

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

As of September 30, 2012, the outstanding balance is $788,469 (December 31, 2011 - $788,469). The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $592,991 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011.  The carrying value of the convertible debt as of September 30, 2012 is $788,469. During the nine months ended September 30, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $402,315 and as of September 30, 2012, the fair value of the conversion option derivative liability was $nil.

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
September 30, 2012
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

The balance on the line of credit as of September 30, 2012 is $50,300. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $11,523 with an equivalent discount on the convertible debt. During the nine months ended September 30, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $27,752 and as of September 30, 2012 the fair value of the conversion option derivative liability was $nil.

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
September 30, 2012
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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $37,500 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of September 30, 2012 is $37,500. During the nine months ended September 30, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $47,489 and as of September 30, 2012, the fair value of the conversion option derivative liability was $nil.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of September 30, 2012 is $27,500. During the nine months ended September 30, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $34,605 and as of September 30, 2012, the fair value of the conversion option derivative liability was $nil.

RESOURCE EXCHANGE OF AMERICA CORP.
Notes to the Consolidated Financial Statements
September 30, 2012
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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. During the nine months ended September 30, 2012, $3,208 has been accreted increasing the carrying value of the convertible debt to $27,500. During the nine months ended September 30, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $34,151 and as of September 30, 2012, the fair value of the conversion option derivative liability was $nil.

If all of the convertible debt were converted into shares at September 30, 2012, the number of shares would exceed the authorized amount at September 30, 2012.

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
September 30, 2012
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

Assets of the sales segment at September 30, 2011 consist of cash, prepaid expenses, and notes receivable.

For the nine months ended September 30, 2012:

	Sales $	Export Services $	Corporate and Other $	Total $

Revenues	-	-	-	-
Operating net income (loss)	-	-	-	-
Interest expense	-	-	61,592	61,592
Depreciation	-	-	-	-
Total assets	-	-	-	-

For the nine months ended September 30, 2011:

	Sales $	Export Services $	Corporate and Other $	Total $

Revenues	-	49,257	-	49,257
Operating net income (loss)	-	12,744	(313,788)	(301,064)
Interest expense	-	-	67,792	67,792
Depreciation	-	-	75	75
Total assets	15,940	-	-	15,940

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31,
	2012 $	2011 $
Current Assets	-	-
Current Liabilities	2,119,324	2,751,817
Working Capital Deficit	(2,119,324)	(2,751,817)

Cash Flows

	Nine Months Ended September 30, 2012 $	Nine Months Ended September 30, 2011 $
Cash Flows provided by (used in) Operating Activities	-	(153,926)
Cash Flows provided by Investing Activities	-	3,361
Cash Flows provided by (used in) Financing Activities	-	(16,783)
Net Increase (decrease) in Cash During Period	-	(167,348)

Operating Revenues

Operating revenues for the 3 months ended September 30, 2012 were $-.

Operating revenues for the 3 months ended September 30, 2011 were $-.

Operating revenues for the nine months ended September 30, 2012 were $-.

Operating revenues for the nine months ended September 30, 2011 were $49,257

Operating Expenses and Net Loss

Operating expenses for the 3 months ended September 30, 2012 were $0.

Operating expenses for the 3 months ended September 30, 2011 were $62,322 and is comprised of selling, general, and administrative of $10,424 and professional fees of $51,898.

Operating expenses for the nine months ended September 30, 2012 were $0.

Operating expenses for the nine months ended September 30, 2011 were $309,693 and is comprised of depreciation of $75, selling, general, and administrative of $51,912 and professional fees of $257,706.

Net income for the 3 months ended September 30, 2012 was $97,496 which is mainly attributed to the $118,169 gain on change in fair value of derivative liabilities.

Net loss for the 3 months ended September 30, 2011 was ($553,718) which is mainly attributed to the $276,542 loss on change in fair value of derivative liabilities and accretion of discounts on convertible debt of $223,505.

Net income for the nine months ended September 30, 2012 was $632,493 which is mainly attributed to the $697,293 gain on change in fair value of derivative liabilities.

Net loss for the nine months ended September 30, 2011 was ($295,663) which is mainly attributed to operating expenses of $309,693.

Liquidity and Capital Resources

As at September 30, 2012 and December 31, 2012, the Company’s cash and total asset balance was $0.

As at September 30, 2012, the Company had total liabilities of $2,119,324 compared with total liabilities of $2,751,817 as at December 31, 2011. The decrease in total liabilities is mainly attributed to the decrease in derivative liabilities.

As at September 30, 2012, the Company had a working capital deficit of $2,119,324 compared to a deficit of $2,751,817 as at December 31, 2011.

Cashflows from Operating Activities

During the nine months ended September 30, 2012, the Company used $0 of cash for operating activities compared to $153,926 of cash used by operating activities during the nine months ended September 30, 2011.

Cashflows from Investing Activities

During the nine months ended September 30, 2012, the Company received $0 of cash from investing activities compared to $3,361 for the nine months ended September 30, 2011.

Cashflows from Financing Activities

During the nine months ended September 30, 2012, the Company used $0 of cash in financing activities compared to $16,783 for the nine months ended September 30, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on July 23, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

RESOURCE EXCHANGE OF AMERICA CORP.

Dated: November 14, 2012	/s/ Michael J.Rhodes
By: Michael J. Rhodes
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary & Treasurer