Form 10-Q/A
period 2012-06-30
RESOURCE EXCHANGE OF AMERICA CORP.
filed 2013-01-30
CIK 1456993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

273 Walt Whitman Road, Suite 306
Huntington Station, NY 11746
 (Address of principal executive offices)

631-236-9632
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 5, 2012, the registrant had 78,632,792 shares of common stock, par value $.0001 per share issued and outstanding.

EXPLANATION NOTE

The purpose of this Amendment No.1 to the Quarterly Report of Resource Exchange of America Corp (the “Company”) on Form 10-Q/A for the quarter ended June 30, 2012 is being filed only to correct a clerical error on the cover page of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 which was filed with the Securities an d Exchange Commission on November 5, 2012 (the “Quarterly Report”).

Except as described above, no other parts of the Quarterly Report are being amended.

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
Dated: January 30, 2013
/s/ Mark Dresner
By: Mark Dresner
Chief Executive Officer