Form 10-Q/A
period 2012-09-30
RESOURCE EXCHANGE OF AMERICA CORP.
filed 2013-01-30
CIK 1456993

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2012, the registrant had 78,632,792 shares of common stock, par value $.0001 per share issued and outstanding.

EXPLANATION NOTE

The purpose of this Amendment No.1 tothe Quarterly Report of Resource Exchange of America Corp. (the “Company”) on Form 10-Q/A for the quarter ended September 30, 2012 is being filed to only correct a clerical error on the cover page of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 which was filed with Securities and Exchange Commission on November 19, 2012 (the “Quarterly Report”).

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