Form 10-Q/A
period 2012-09-30
ALLERAYDE SAB, INC.
filed 2013-05-06
CIK 1456993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.2

  ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

      ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number: 333-157565

Allerayde SAB, Inc.
(Exact name of registrant as specified in its charter)

Florida	26-4065800
(State of incorporation)	(I.R.S. Employer Identification No.)

1 Meadow Road, New Balderton, Newark
Nottinghamshire, UK NG243BP
 (Address of principal executive offices)

44-1636-613609
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 6, 2013,  the registrant had 89,005,250 shares of common stock, par value $.0001 per share issued and outstanding.

EXPLANATION NOTE

The purpose of this Amendment No.2 to the Quarterly Report on Form 10-Q/A of Allerayde SAB, Inc., formerly Resource Exchange of America Corp. (the “Company”) for the quarter ended September 30, 2012 is being filed to amend the financial information in Part I of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 which was filed with the Securities and Exchange Commission (“SEC”) on November 19, 2012 (the “Form 10-Q”) and Amendment No.1 to the Company’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2012 which was filed with the SEC on January 30, 2013 (the “Amendment No.1”).

Except as described above, no other parts of the Quarterly Report are being amended.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Allerayde SAB, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "ASAB" refers to Allerayde SAB, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLERAYDE SAB, INC.
Consolidated Financial Statements
September 30, 2012
(Expressed in US dollars)
(unaudited)

ALLERAYDE SAB, INC.
Consolidated Balance Sheets
(Expressed in US Dollars)

	September 30,	December 31,
	2012	2011
	$	$
	(unaudited)

ASSETS

Accounts Receivable	4,000

Total Assets	4,000	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	28,033	28,033
Accrued liabilities	75,500	75,500
Accrued interest payable	129,375	87,030
Due to related parties (Note 3)	424,592	405,345
Loans payable (Note 4)	30,555	30,555
Convertible debt (Note 5)	1,451,269	1,428,061
Derivative liabilities (Note 6)	-	697,293

Total Liabilities	2,139,324	2,751,817

Stockholders’ Deficit

Preferred Stock Authorized: 100,000,000 preferred shares. No shares issued and outstanding at September 30, 2012 and December 31, 2011
Common Stock Authorized: 400,000,000 common shares, $0.0001 par value Issued and outstanding: 786,328 shares	79	79
Additional paid-in capital	53,300	53,300
Accumulated deficit	(2,188,703)	(2,805,196)

Total Stockholders' Deficit	(2,135,324)	(2,751,817)

Total Liabilities and Shareholders' Deficit	4,000	-

(The accompanying notes are an integral part of these consolidated financial statements)

ALLERAYDE SAB, INC.
Consolidated Statements of Operations
(Expressed in US Dollars)
(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2011
	$	$

Revenues	-	49,257

Cost of revenues	-	40,628

Gross Profit	-	8,629

Operating Expenses

Depreciation	-	75
Selling, general, and administrative	-	51,912
Professional fees	16,000	257,706

Total Expenses	16,000	309,693

Loss from Operations	(16,000)	(301,064)

Other Income (Expense)
Debt Forgiveness	-	29,732
Accretion of discounts on convertible debt	(3,208)	(597,864)
Gain on change in fair value of derivative liabilities	697,293	641,325
Interest expense	(61,592)	(67,792)

Total Other Income (Expense)	632,493	5,401

Net Income (Loss) for the Period	616,493	(295,663)

Net Income (Loss) Per Share, Basic	.784	(.390)

Net Income (Loss) Per Share, Diluted	.093	(.053)

Weighted Average Shares Outstanding	786,328	757,832

(The accompanying notes are an integral part of these consolidated financial statements)

ALLERAYDE SAB, INC.
Consolidated Statements of Operations
(Expressed in US Dollars)
(unaudited)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2012	2011
	$	$

Revenues	-	-

Cost of revenues	-	-

Gross Profit	-	-

Operating Expenses

Depreciation	-	-
Selling, general, and administrative	-	10,424
Professional fees	16,000	51,898

Total Expenses	16,000	62,322

Loss from Operations	(16,000)	(62,322)

Other Income (Expense)
Debt Forgiveness		29,732
Accretion of discounts on convertible debt	-	(223,505)
Gain/(Loss) on change in fair value of derivative liabilities	118,169	(276,542)
Interest expense	(20,673)	(21,081)

Total Other Income (Expense)	97,496	(491,396)

Net Income (Loss) for the Period	81,496	(553,718)

Net Income (Loss) Per Share, Basic	.104	(.716)

Net Income (Loss) Per Share, Diluted	.012	(.098)

Weighted Average Shares Outstanding	786,328	773,240

ALLERAYDE SAB, INC.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2011
	$	$
Operating Activities

Net income (loss) for the period	616,493	(295,663)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion of discounts on convertible debt	3,208	597,864
Depreciation	-	75
Professional fees paid through issuance of convertible debt	16,000
Fixed assets exchanged for settlement of legal expenses	-	1,233
Gain on change in fair value of derivative liabilities	(697,293)	(641,325)
Gain on forgiveness of debt		(29,732)
Changes in operating assets and liabilities:
Prepaid expenses	-	2,000
Accounts payable	-	19,858
Accrued liabilities	-	10,500
Accrued interest payable	42,345	43,794
Due to related parties	19,247	137,470

Net Cash Used In Operating Activities	-	(153,926)

Investing Activities

Proceeds from note receivable	-	3,361

Net Cash Provided By Investing Activities	-	3,361

Financing Activities

Repayments of loans payable	-	(183,232)
Proceeds from loans payable	-	45,964
Proceeds from convertible debt	-	125,000
Repayment of convertible debt	-	(4,515)

Net Cash Used in Financing Activities		(16,783)

Change in Cash	-	(167,348)

Cash, Beginning of Period	-	167,728
Cash, End of Period	-	380

Supplemental Disclosures:
Non-cash Financing Activities
Professional fees and receivable established through issuance of convertible debt	20,000
Interest paid	-	25,298
Income taxes paid	-	–
Inventory acquired through loan payable	-	20,268
Inventory transferred to an outside party for full satisfaction of loan payable	-	(20,268)

(The accompanying notes are an integral part of these consolidated financial statements)

ALLERAYDE SAB, INC.
Notes to the Consolidated Financial Statements
September 30, 2012
(Expressed in US dollars)
(unaudited)

1. Nature of Operations and Continuance of Business

Allerayde SAB, Inc., formerly known as Mobieyes Software, Inc. (the “Company”) was incorporated under the laws of the State of Florida on January 15, 2009. On February 23, 2010, the Company changed its name to Resource Exchange of America Corp. Effective April 30, 2013, the Company changed its name to Allerayde SAB, Inc. The Company’s prior business was a mobile enterprise software company aimed at improving productivity of field service organizations. Upon completion of the acquisition of assets from UTP Holdings, LLC on February 22, 2010, the Company adopted the business of UTP Holdings, LLC. The Company is now engaged in the business of recycling ferrous and nonferrous metals to customers in the United States and abroad.

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2012, the Company has a working capital deficit of $2,135,324 and has an accumulated deficit of $2,188,703 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ALLERAYDE SAB, INC.
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

ALLERAYDE SAB, INC.
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

ALLERAYDE SAB, INC.
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

Earnings Per Share

The Company computes net income per share in accordance with ASC 260, "Earnings The Company computes net income per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS includes the effects of dilutive convertible debt shares. On January 31, 2013, the Company implemented a 1 for 100 shares reverse split of its issued and outstanding common stock. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.  Basic and diluted earnings per share have been computed as follows:

	For the nine	For the nine
	months ended	months ended
	September 30, 2012	September 30, 2011

Numerator for earnings per share - net income (loss)	$616,493	$(295,663)

Denominator:
Denominator for basic earnings per share – weighted
average shares	786,328	757,832
Effect of dilutive securities:
Convertible debt shares	5,856,347	4,851,201
Denominator for diluted earnings per share	6,642,675	5,609,033

Earnings (loss) per share - basic	$.784	$(.390)
Earnings (loss) per share - diluted	$.093	$(.053)

ALLERAYDE SAB, INC.
Notes to the Consolidated Financial Statements
September 30, 2012
(Expressed in US dollars)
(unaudited)

2. Summary of Significant Accounting Principles (continued)

Earnings Per Share (continued)

	For the three	For the three
	months ended	months ended
	September 30, 2012	September 30, 2011

Numerator for earnings per share - net income (loss)	$81,496	$(553,718)

Denominator:
Denominator for basic earnings per share - weighted
average shares	786,328	773,240
Effect of dilutive securities:
Convertible debt shares	5,856,347	4,851,201
Denominator for diluted earnings per share	6,642,675	5,624,441

Earnings (loss) per share - basic	$.104	$(.716)
Earnings (loss) per share - diluted	$.012	$(.098)

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

ALLERAYDE SAB, INC.
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

The Company’s financial instruments consist principally of accounts payable, accrued liabilities, accrued interest payable, loans payable, and convertible debt. Pursuant to ASC 820, the fair value of of derivative liabilities is determined based on “Level 2” inputs, which consists of inputs (volatility, risk free rate, conversion price, quoted market price) that are observable or can be derived principally from, or corroborated by, observable market data which are used in the Black-Scholes calculation. The recorded values of accounts payable and accrued liabilities approximate their current fair values because of their nature and respective maturity dates or durations. The carrying amounts of the convertible note payable and lines of credit approximate fair value because they are priced at interest rates consistent with the Company’s current borrowing rates on similar debt based on the security underlying the debt or the conversion features associated with the debt.

ALLERAYDE SAB, INC.
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

ALLERAYDE SAB, INC.
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

ALLERAYDE SAB, INC.
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

ALLERAYDE SAB, INC.
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

ALLERAYDE SAB, INC.
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

ALLERAYDE SAB, INC.
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

(i) On August 31, 2012 the Company issued a 6% convertible note for proceeds of $20,000 which matures on August 30, 2013. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to the market price of the stock as determined by taking the average trading price of the stock over the previous 30 days.

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

ALLERAYDE SAB, INC.
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

Assets of the sales segment at September 30, 2011 consist of cash, prepaid expenses, and notes receivable.

For the nine months ended September 30, 2012:

	Sales $	Export Services $	Corporate and Other $	Total $

Revenues	-	-	-	-
Operating net income (loss)	-	-	-	-
Interest expense	-	-	61,592	61,592
Depreciation	-	-	-	-
Total assets	-	-	4,000	4,000

For the nine months ended September 30, 2011:

	Sales $	Export Services $	Corporate and Other $	Total $

Revenues	-	49,257	-	49,257
Operating net income (loss)	-	12,744	(313,788)	(301,064)
Interest expense	-	-	67,792	67,792
Depreciation	-	-	75	75
Total assets	15,940	-	-	15,940

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31,
	2012 $	2011 $
Current Assets	-	-
Current Liabilities	2,139,324	2,751,817
Working Capital Deficit	(2,135,324)	(2,751,817)

Cash Flows

	Nine Months Ended September 30, 2012 $	Nine Months Ended September 30, 2011 $
Cash Flows provided by (used in) Operating Activities	-	(153,926)
Cash Flows provided by Investing Activities	-	3,361
Cash Flows provided by (used in) Financing Activities	-	(16,783)
Net Increase (decrease) in Cash During Period	-	(167,348)

Operating Revenues

Operating revenues for the 3 months ended September 30, 2012 were $-.

Operating revenues for the 3 months ended September 30, 2011 were $-.

Operating revenues for the nine months ended September 30, 2012 were $-.

Operating revenues for the nine months ended September 30, 2011 were $49,257

Operating Expenses and Net Loss

Operating expenses for the 3 months ended September 30, 2012 were $16,000 which is comprised of professional fees.

Operating expenses for the 3 months ended September 30, 2011 were $62,322 and is comprised of selling, general, and administrative of $10,424 and professional fees of $51,898.

Operating expenses for the nine months ended September 30, 2012 were $16,000, which is comprised of professional fees..

Operating expenses for the nine months ended September 30, 2011 were $309,693 and is comprised of depreciation of $75, selling, general, and administrative of $51,912 and professional fees of $257,706.

Net income for the 3 months ended September 30, 2012 was $81,496 which is mainly attributed to the $118,169 gain on change in fair value of derivative liabilities.

Net loss for the 3 months ended September 30, 2011 was ($553,718) which is mainly attributed to the $276,542 loss on change in fair value of derivative liabilities and accretion of discounts on convertible debt of $223,505.

Net income for the nine months ended September 30, 2012 was $616,493 which is mainly attributed to the $697,293 gain on change in fair value of derivative liabilities.

Net loss for the nine months ended September 30, 2011 was ($295,663) which is mainly attributed to operating expenses of $309,693.

Liquidity and Capital Resources

As at September 30, 2012 and December 31, 2012, the Company’s cash balance was $0. The Company’s total assets at September 30, 2012 were $4,000.

As at September 30, 2012, the Company had total liabilities of $2,139,324 compared with total liabilities of $2,751,817 as at December 31, 2011. The decrease in total liabilities is mainly attributed to the decrease in derivative liabilities.

As at September 30, 2012, the Company had a working capital deficit of $2,135,324 compared to a deficit of $2,751,817 as at December 31, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 31, 2012, the Company issued a 6% convertible note (the “Note”) for proceeds of $20,000 which matures on August 30, 2013. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to the market price of the stock as determined by taking the average trading price of the stock over the previous 30 days. The Note was issued pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the Note not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing Reference

4.1	Form of 6% Convertible Promissory Note.*	Filed on March 25, 20013 with the Current Report on Form 8-K

31.01	Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.

32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLERAYDE SAB, INC.

Dated: May 6, 2013	/s/ Michael J.Rhodes
By: Michael J. Rhodes
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary & Treasurer