Form 10-K
period 2012-12-31
ALLERAYDE SAB, INC.
filed 2013-05-07
CIK 1456993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

☐     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒.

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

Large accelerated filer	☐	Accelerated filer	.
Non-accelerated filer	☐. (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was $304,500 based upon the price ($0.01) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is quoted on the OTC Pink under the symbol “ASAB”.

As of May 7, 2013, there were 89,005,250 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” are references to the combined business of the Company and Allerayde.

●	“UK” refer to the United Kingdom;

●	“Allerayde” refers to Allerayde SAB Limited, a limited liability company incorporated under the laws of UK.

●	“Pound” and “£” refers to the legal currency of the United Kingdom. According to the currency exchange website www.xe.com as of May 6, 2013, US$1.00= 1.55413£; 1 Pound = US $0.64345;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Overview

Allerayde SAB, Inc., formerly Resource Exchange of America Corp., (the “Company”), was incorporated under the laws of the State of Florida on January 15, 2009.

On February 22, 2010, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with UTP Holdings, LLC, a privately held Florida limited liability company (“UTP”).  In accordance with the terms and provisions of the Purchase Agreement, the Company acquired one hundred percent of the assets of UTP.  As a result of the Purchase Agreement transaction, our principal business became the business of UTP. We terminated the Purchase Agreement on April 2, 2013.

We dissolved two of our subsidiaries, Asset Recovery of America, LLC and Sea Lion Ocean Freight, LLC on September 23, 2011 and September 28, 2012, respectively. As of December 31, 2012, the Company did not own any subsidiary.

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

Employees

As of December 31, 2013, we did not have any other employees. We frequently use consultants to assist in the completion of various projects. Our consultants are instrumental to keep the development of projects on time and on budget. We anticipate that our eventual staff of personnel will be composed of employees and independent contractors involved in demolition/asset recovery at one end, and in the market for sorted, processed, and baled ferrous and nonferrous metal at the other end of the value chain.

Recent Development

On March 21, 2013, the Company entered into a Share Exchange Agreement with Allerayde and Mike Rhodes, the sole member of Allerayde (the “Allerayde Stockholder”) (the “Share Exchange Agreement”), where the Allerayde Stockholder transferred 100% of the membership interests of Allerayde held by him, in exchange for an aggregate of 75,872,411 newly issued shares of our Common Stock (the “Share Exchange Transaction). As a result of the Share Exchange Transaction, Allerayde became a wholly-owned subsidiary of the Company, and the Company is engaged in the business of developing and manufacturing allergy management products in the United Kingdom and other countries such as the U.S. and Canada. On April 30, 2013, the Company changed its name to “Allerayde SAB, Inc.” with the trading symbol “ASAB.”

Allerayde was incorporated on January 13, 2012 in United Kingdom by Michael Rhodes and was 100% owned by Mr. Rhodes. Mr. Rhodes is the Chief Executive Officer of Allerayde.

The following diagram sets forth the structure of the Company as of the date of this Report herein:

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company owns an office for its research and development activities at European Space Agency Business Incubation Center, Harwell, Oxford, United Kingdom. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining any required additional facilities.

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

PART II

ITEM 5.  MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Common Stock was currently quoted on the OTC Pink under the trading symbol “RXAC.PK," and since April 30, 2013, the Company’s trading symbol was changed to “ASAB.” Because we are quoted on OTC Pink, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. The reported high and low bid and ask prices for the common stock are shown below for the year ended December 31, 2011 and 2012.

	Bid
	High	Low
2012 Fiscal Year
First Quarter	$0.01	$0.00
Second Quarter	$0.01	$0.00
Third Quarter	$0.01	$0.00
Fourth Quarter	$0.02	$0.00

	Bid
	High	Low
2011 Fiscal Year
First Quarter	$0.12	$0.05
Second Quarter	$0.10	$0.02
Third Quarter	$0.04	$0.00
Fourth Quarter	$0.00	$0.00

Record Holders

As of the date of this Report, an aggregate of 89,005,250 shares of our common stock were issued and outstanding and were owned by approximately 11 holders of record, based on information provided by our transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Transfer Agent

The transfer agent for the Company's common stock is Vstock Transfer, LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY 11516.

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

RESULTS OF OPERATIONS

Working Capital

	December 31,	December 31,
	2012 $	2011 $
Current Assets	4,000	-
Current Liabilities	2,597,387	2,751,817
Working Capital Deficit	(2,593,387)	(2,751,817)

Cash Flows
	Year Ended December 31, 2012 $	Year Ended December 31, 2011 $
Cash Flows provided by (used in) Operating Activities	-	(155,055)
Cash Flows provided by Investing Activities	-	4,110
Cash Flows provided by (used in) Financing Activities	-	(16,783)
Net Increase (decrease) in Cash During Period	-	(167,728)

Operating Revenues

Operating revenues for the year ended December 31, 2012 were $-.

Operating revenues for the year ended December 31, 2011 were $49,257-.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2012 were $86,676, which is comprised of professional fees.

Operating expenses for the year ended December 31, 2011 were $330,730 and are comprised of depreciation of $75, selling, general, and administrative of $52,288 and professional fees of $278,367.

Net income for the year ended December 31, 2012 was $158,430 which is mainly attributed to the $331,373 gain on change in fair value of derivative liabilities.

Net loss for the year ended December 31, 2011 was ($543,892) which is mainly attributed to the $693,548 gain on change in fair value of derivative liabilities, offset by the accretion of discount on convertible debt of $860,816 and loss from operations of $322,101 due to the winding down of business activities.

Liquidity and Capital Resources

As at December 31, 2012 and 2011, the Company’s cash balance was $0. As at December 31, 2012 the total asset balance was $4,000.

As at December 31, 2012, the Company had total liabilities of $2,597,387 compared with total liabilities of $2,751,817 as at December 31, 2011. The decrease in total liabilities is mainly attributed to the decrease in derivative liabilities.

As at December 31, 2012, the Company had a working capital deficit of $2,593,387 compared to a deficit of $2,751,817 as at December 31, 2011.

Cashflows from Operating Activities

During the year ended December 31, 2012, the Company used $0 of cash for operating activities compared to $155,055 of cash used by operating activities during the year ended December 31, 2011.

Cashflows from Investing Activities

During the year ended December 31, 2012, the Company received $0 of cash from investing activities compared to $4,110 for the year ended December 31, 2011.

Cashflows from Financing Activities

During the year ended December 31, 2012, the Company used $0 of cash in financing activities compared to $16,783 for the year ended December 31, 2011.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, we are required to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the Company’s evaluation, management concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of December 31, 2012.

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

Under the supervision and with the participation of management, including the Chief Executive Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
We have limited segregation of duties. – We have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information.

2.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

3.
We did not maintain appropriate cash controls – As of December 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

4.
We did not implement appropriate information technology controls – As at December 31, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Our Board of Directors, in particular and in connection with the aforementioned deficiencies, intend to establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal year 2013.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Changes in Internal Control over Financial Reporting

On December 12, 2012, Mr. Michael Rhodes resigned from all his positions as the Company’s sole officer and director, and Mr. Mark Dresner was appointed as the Company’s CEO and director. On March 21, 2013, Mr. Mark Dresner resigned from all of his positions with the Company and Mr. Michael Rhodes was appointed as the CEO, President, Treasurer, Secretary and director of the Company. Except for the foregoing, there has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

Our current sole director and executive officer is as follows:

Name and Age	Position(s) Held	Tenure	Other Public Company Directorships
Michael J. Rhodes, 58	CEO, President, and Director	From May 1 to Dec 12, 2012	None

Below are our former director and officer during the fiscal year 2012:

Name and Age	Position(s) Held	Tenure	Other Public Company Directorships
Mark Dresner, 56	CEO and Director	From Dec 12, 2012 to March 21, 2013	None

Background and Business Experience

Michael J. Rhodes has over 30-year experience in pharmaceutical, medical diagnostic and consumer healthcare industry, specializing in the field of allergy. He worked with Pharmacia for over 10 years, and becoming Divisional Director ultimately responsible to the Swedish parent company for the management of a division of over 50 people and a turnover of over £13 million. His experience includes the introduction of Epipen in the early 1990s and subsequently developing the Anapen adrenaline auto-injector. He was instrumental in creating the market for adrenaline auto-injectors in the UK and Ireland in the early 1990’s and went on to initiate the marketing of adrenaline pens via Anapen in the majority of Europe with great success in France, Holland, Germany, Scandinavia, Portugal and Greece. He has been successful in selling to the medical profession and the setting up of distributors in Europe and North America. He sold his interest in Anapen in February 2000.

Director Qualifications

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director.

We believe Mr. Michael Rhodes is well suited to sit on our board of directors based on his extensive experience in the field of anaphylaxis pen and allergy prevention. He led the development of the third generation anaphylaxis pen, AAAPen®, and the concept of a communicator device following extensive research. He identified the market need for allergen avoidance as early as 1989 and he researched the market and pioneered barrier covers as a key product area. In 1990 he established Allerayde UK Limited to supply barrier covers and associated allergy prevention products in the U.K. and Ireland and created and developed the allergen avoidance market in the U.K. by working closely with leading allergy clinicians. Through ongoing product development, product range additions and developing products locally or by sourcing them from around the world, he has ensured that Allerayde products continue to be among the very best and most effective in the marketplace.

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

Identification of Significant Employees

During fiscal year 2012, there were no other significant employees other than Michael Rhodes and Mark Dresner during their respective terms in office. Currently, other than Michael J. Rhodes, we do not have any significant employees.

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

Nominating Committee

The Company does not have a separately designated nominating committee. The Company does not have such a committee because we currently believe that given our small size, the fact that a majority of the members of our Board are not currently considered “independent”, and because no Company securities are traded on a stock exchange, that such a committee is not currently necessary. Unless and until the Company establishes a separate nominating committee, when a board vacancy occurs, the remaining board members will participate in deliberations concerning director nominees. In the future the Company may determine that it is appropriate to designate a separate nominating committee of the board of directors comprised solely of independent directors.

To date, the Board of Directors has not adopted a formal procedure by which stockholders may recommend nominees to the board of directors. However, our bylaws set forth the procedure by which eligible stockholders may nominate a person to the Board of Directors, which in relevant part provides that:

The Board of Directors shall nominate candidates to stand for election as directors; and other candidates also may be nominated by any Corporation stockholder, provided that such other nomination(s) are submitted in writing to the Secretary of the Corporation no later than 90 days prior to the meeting of stockholders at which such directors are to be elected, together with the identity of the nominator and the number of shares of the Corporation's stock owned, directly or indirectly, by the nominator. The directors shall be elected at the annual meeting of the stockholders, except as provided in Section 3.4 of the Bylaws, and each director elected shall hold office until such director's successor is elected and qualified or until the director's earlier death, resignation or removal. Directors need not be stockholders.

Code of Ethics

Our Board of Directors anticipate to adopt a new code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The new code will address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2012 and 2011.
Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Michael J. Rhodes, President, CEO and Director (1)	2012	$	nil	nil	nil	$0	nil	nil	$	nil	$	nil

Mark Dresner Former President, CEO (2)	2012	$	nil	nil	nil	$0	nil	nil	$	nil	$	nil

Kenneth McBride	2012	$	nil	nil	nil	$0	nil	nil	$	nil	$	nil
Former President, CEO (3)	2011	$	nil	nil	nil	$0	nil	nil	$	nil	$	nil

Dana Pekas	2012		nil	nil	nil	$0	nil	nil	$	nil	$	nil
Former President, CEO, CFO, Secretary and Director(4)	2011	$	nil	nil	nil	$0	nil	nil	$	nil	$	nil

(1)   Michael Rhodes was appointed as the Company’s CEO, President and director on May 1, 2012 but he resigned from all positions on December 12, 2012. He was re-elected as the Company’s CEO, President and director on March 21, 2013.

(2)  Mark Dresner was the Company’s CEO and director from December 12, 2012 through March 21, 2013.

(3)  Kenneth McBride served as the Company’s CEO, President and director from October 21, 2011 through May 1, 2012.

(4)  Dana Pekas resigned as CEO, President and director of the Company on October 21, 2011. During the fiscal year 2011, a company controlled by Dana Pekas was compensated for his services rendered as an officer of the Company which is being deferred until such time as the Company has sufficient funds to initiate payment.

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

Outstanding Equity Awards at Fiscal Year-End

No named executive officer received any equity awards, or holds exercisable or unexercisable options, as of the years ended December 31, 2012 and 2011.

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

As of date of this Annual Report, there were 89,005,250 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount, Nature and Percentage of Beneficial Ownership (2)
(Officers and Directors)
Michael Rhodes (Chairman and CEO)	75,872,411 shares (voting)	85.24%

All Directors and Officers, as a Group	75,872,411 shares (voting)	85.24%

(5% Securities Holders)
Michael Rhodes (Chairman and CEO)	75,872,411 shares (voting)	85.24%

(1)	The address for the sole officer and director is at 1 Meadow Road, New Balderton, Newark, Nottinghamshire, NG24 3BP, UK.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (89,005,250 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the fiscal year ended December 31, 2012, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTC Pink on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  According to the NASDAQ definition, Michael J. Rhodes is not deemed as an independent director of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2012		Year Ended December 31, 2011
Audit fees		$38,500		$13,500
Audit-related fees	$	nil	$	nil
Tax fees	$	nil	$	nil
All other fees	$	nil	$	nil
Total		$38,500		$13,500

Audit Fees

We incurred $38,500 and $13,500 in fees to our principal independent accounting firm for professional services rendered in connection with the audit and reviews of our financial statements for the year ended December 31, 2012 and 2011, respectively.

Audit-Related Fees

The aggregate fees billed during the years ended December 31, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the years ended December 31, 2012 and 2011 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the years ended December 31, 2012 and 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $nil and $nil, respectively.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit	Filing Reference
3.01	Articles of Incorporation	Filed with the SEC on February 27, 2009 as part of our Registration Statement on Form S-1.
3.01(a)	Amended Articles of Incorporation	Filed with the SEC on February 25, 2010 as part of our Current Report on Form 8-K.
3.01(b)	Amended Articles of Incorporation	Filed with the SEC on May 4, 2012 as part of our Current Report on Form 8-K.
3.01(c)	Amendment to Articles of Incorporation	Filed with the SEC on January 31, 2013 as part of our Current Report on Form 8-K.
3.01(d)	Amendment to Articles of Incorporation	Filed with the SEC on May 1, 2013 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on February 27, 2009 as part of our Registration Statement on Form S-1.
10.01	Termination Agreement to Asset Acquisition Agreement between the Company and UTP Holdings, LLC dated April 2, 2013.	Filed herewith
21.01	List of Subsidiaries	Filed herewith.
31.01	Certification of Principal Executive and Financial Officer Pursuant to Rule 13a-14.	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLERAYDE SAB, INC. (f.k.a RESOURCE EXCHANGE OF AMERICA CORP.)
Dated: May 7, 2013
/s/ Michael J. Rhodes
By: Michael J. Rhodes
Title: President, CEO,, Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: May 7, 2013
/s/ Michael J. Rhodes
Michael J. Rhodes, Director

ALLERAYDE SAB, INC.
Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

Index

Consolidated Balance Sheets	F–2

Consolidated Statements of Operations	F–3

Consolidated Statement of Stockholders’ Deficit	F–4

Consolidated Statements of Cash Flows	F–5

Notes to the Consolidated Financial Statements	F–7

Bobbitt, Pittenger & Company, P.A.
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Allerayde SAB, Inc. (formerly Resource Exchange of America Corp.)

We have audited the accompanying consolidated balance sheets of Allerayde SAB, Inc. (formerly Resource Exchange of America Corp.) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. Allerayde SAB, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement preparation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Certified Public Accountants

Sarasota, Florida

May 7, 2013

ALLERAYDE SAB, INC.
Consolidated Balance Sheets
(Expressed in US Dollars)

	December 31,	December 31,
	2012	2011
	$	$

ASSETS

Current Assets

Accounts Receivable	4,000	-

Total Current Assets	4,000	-

Total Assets	4,000	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	32,000	28,033
Accrued liabilities	75,500	75,500
Accrued interest payable	144,373	87,030
Due to related parties (Note 3)	431,061	405,345
Loans payable (Note 4)	30,555	30,555
Convertible debt (Note 5)	1,517,978	1,428,061
Derivative liabilities (Note 6)	365,920	697,293

Total Liabilities	2,597,387	2,751,817

Stockholders’ Deficit
Preferred Stock Authorized: 100,000,000 preferred shares. No shares issued and outstanding at December 31, 2012 and 2011
Common Stock Common Stock Authorized: 400,000,000 common shares, $0.0001 par value Issued and outstanding: 786,328 shares	79	79
Additional paid-in capital	53,300	53,300
Accumulated deficit	(2,646,766)	(2,805,196)

Total Stockholders' Deficit	(2,593,387)	(2,751,817)

Total Liabilities and Shareholders' Deficit	4,000	-

(The accompanying notes are an integral part of these consolidated financial statements)

ALLERAYDE SAB, INC.
Consolidated Statements of Operations
(Expressed in US Dollars)

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011
	$	$

Revenues	-	49,257

Cost of revenues	-	40,628

Gross Profit	-	8,629

Operating Expenses

Depreciation	-	75
Selling, general, and administrative	-	52,288
Professional fees	86,676	278,367

Total Expenses	86,676	330,730

Loss from Operations	(86,676)	(322,101)

Other Income (Expense)
Debt Forgiveness	-	29,732
Accretion of discounts on convertible debt	(3,208)	(860,816)
Gain on change in fair value of derivative liabilities	331,373	693,548
Interest expense	(83,059)	(84,255)

Total Other Income (Expense)	245,106	(221,791)

Net Income (Loss) for the Period	158,430	(543,892)

Net Income (Loss) Per Share, Basic	0.20	(0.71)

Net Income (Loss) Per Share, Diluted	0.03	(0.03)

Weighted Average Shares Outstanding	786,328	765,014

(The accompanying notes are an integral part of these consolidated financial statements)

ALLERAYDE SAB, INC.
Consolidated Statement of Stockholders’ Deficit
(Expressed in US Dollars)

			Additional
	Shares(1)		Paid-in	Accumulated
		Amount	Capital	Deficit	Total
	#	$	$	$	$

Balance, December 31, 2010	750,000	75	19,504	(2,261,304)	(2,241,725)

Conversion of debt to equity	36,328	4	33,796		33,800

Net loss				(543,892)	(543,892)

Balance, December 31, 2011	786,328	79	53,300	(2,805,196)	(2,751,817)

Net income				158,430	158,430

Balance, December 31, 2012	786,328	79	53,300	(2,646,766)	(2,593,387)

(1)	Shares have been restated, as appropriate, to reflect the one for one hundred stock split effected January 31, 2013.

(The accompanying notes are an integral part of these consolidated financial statements)

ALLERAYDE SAB, INC.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011
	$	$
Operating Activities

Net income for the period	158,430	(543,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debt	3,208	860,816
Depreciation	-	75
Professional fees paid through issuance of convertible debt	73,176	-
Fixed assets exchanged for settlement of legal expenses	-	1,233
Note Receivable exchanged for settlement of legal expenses	-	14,563
Gain on change in fair value of derivative liabilities	(331,373)	(693,548)
Gain on forgiveness of debt	-	(29,732)
Changes in operating assets and liabilities:
Prepaid expenses	-	2,249
Accounts payable	13,500	18,894
Accrued liabilities	-	10,500
Accrued interest payable	57,343	58,139
Due to related parties	25,716	145,648

Net Cash Used In Operating Activities	-	(155,055)

Investing Activities

Proceeds from note receivable	-	4,110

Net Cash Provided By Investing Activities	-	4,110

Financing Activities

Repayments of loans payable	-	(183,232)
Proceeds from loans payable	-	45,964
Proceeds from convertible debt	-	125,000
Repayment of convertible debt	-	(4,515)

Net Cash Used in Financing Activities	-	(16,783)

Change in Cash	-	(167,728)

Cash, Beginning of Period	-	167,728

Cash, End of Period	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

ALLERAYDE SAB, INC.
Consolidated Statements of Cash Flows (Continued)
(Expressed in US Dollars)

Supplemental Disclosures:
Non-cash Financing Activities
Professional fees paid through issuance of convertible debt	73,176
Account receivable established through issuance of convertible debt	4,000
Payment of accounts payable through issuance of convertible debt	9,533
Interest paid	-	32,636
Income taxes paid	-	–
Inventory acquired through loan payable	-	20,268
Inventory transferred to an outside party for full satisfaction of loan payable	-	(20,268)

(The accompanying notes are an integral part of these consolidated financial statements)

ALLERAYDE SAB, INC.
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

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

On March 21, 2013, the Company entered into a Share Exchange Agreement with Allerayde SAB Limited (“Allerayde”) and Mike Rhodes, the sole member of Allerayde (the “Allerayde Stockholder”) (the “Share Exchange Agreement”) (see Note 9).

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2012, the Company has a working capital deficit of $2,593,387 and has an accumulated deficit of $2,646,766 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ALLERAYDE SAB, INC.
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

2. Summary of Significant Accounting Principles (continued)

Basis of Presentation

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include the financial statements of the Company and its’ wholly-owned subsidiary, Sea Lion Ocean Freight, LLC through September 28, 2012. All inter-company transactions and balances have been eliminated upon consolidation.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances and are unsecured. Management provides for probable uncollectible amounts through bad debt expense. Management believes the outstanding balance in accounts receivable at December 31, 2012 is fully collectible, therefore no allowance for uncollectible accounts is deemed necessary.

ALLERAYDE SAB, INC.
Notes to the Consolidated Financial Statements
December 31, 2012
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
December 31, 2012
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

	December 31, 2012	December 31, 2011

Numerator for earnings per share - net income (loss)	$158,430	$(543,892)

Denominator:
Denominator for basic earnings per share – weighted
average shares	786,328	765,014
Effect of dilutive securities:
Convertible debt shares	4,305,020	16,138,322
Denominator for diluted earnings per share	5,091,348	16,903,336

Earnings (loss) per share - basic	$0.20	$(0.71)
Earnings (loss) per share - diluted	$0.03	$(0.03)

ALLERAYDE SAB, INC.
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

2. Summary of Significant Accounting Principles (continued)

Comprehensive Income

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2012 and 2011, the Company had no items representing comprehensive income.

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

ALLERAYDE SAB, INC.
Notes to the Consolidated Financial Statements
December 31, 2012
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

The Company’s financial instruments consist principally of accounts payable, accrued liabilities, accrued interest payable, loans payable, and convertible debt. Pursuant to ASC 820, the fair value of of derivative liabilities is determined based on “Level 2” inputs, which consists of inputs (volatility, risk free rate, conversion price, quoted market price) that are observable or can be derived principally from, or corroborated by, observable market data which are used in the Black-Scholes calculation. The recorded values of accounts receivable and accounts payable,  accrued liabilities and loans payable approximate their current fair values because of their nature and respective maturity dates or durations. The carrying amount of the convertible debt approximates fair value because they are priced at interest rates consistent with the Company’s current borrowing rates on similar debt based on the security underlying the debt or the conversion features associated with the debt.

Recent Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this update did not have an impact on the financial statements.

ALLERAYDE SAB, INC.
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

3. Related Party Transactions

(a) During the year ended December 31, 2012, the Company incurred $nil (2011 - $3,610) for an automobile leased by the former President of the Company

(b) During the year ended December 31, 2012, the Company incurred $nil (2011 - $14,000) in rent to a company controlled by the former President of the Company.

(c) During the year ended December 31, 2012, the Company incurred $nil (2011 - $200,000) in consulting fees to a company controlled by the former President of the Company.

(d) As at December 31, 2012, the Company owed $1,781 (December 31, 2011 - $1,781) to the former President of the Company, which is non-interest bearing, unsecured, and due on demand.

(e) As at December 31, 2012 and 2011, the Company owed a total of $395,385 to companies controlled by the former President of the Company. The amount owed is unsecured and due on demand.

(f) During the year ended December 31, 2011 the company defaulted on a line of credit with the bank. A company owned by the former President of the Company was required to make the payments on behalf of the Company. The total paid as of December 31, 2012 is $33,895.

4. Loans Payable

(a) As at December 31, 2012, the Company owed $30,555 (December 31, 2011 - $30,555) to a non-related party which is non-interest bearing, unsecured, and due on demand.

ALLERAYDE SAB, INC.
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $175,081 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of December 31, 2012 is $250,000. During the year ended December 31, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $150,981 and as of December 31, 2012, the fair value of the conversion option derivative liability was $nil.

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

ALLERAYDE SAB, INC.
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

5. Convertible Debt (continued)

As of December 31, 2012, the outstanding balance is $250,000. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $147,140 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011.  The carrying value of the convertible debt as of December 31, 2012 is $250,000. As of December 31, 2012, the fair value of the conversion option derivative liability was $nil.

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

As of December 31, 2012, the outstanding balance is $788,469 (December 31, 2011 - $788,469). The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $592,991 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011.  The carrying value of the convertible debt as of December 31, 2012 is $788,469. During the year ended December 31, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $402,315 and as of December 31, 2012, the fair value of the conversion option derivative liability was $nil.

ALLERAYDE SAB, INC.
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

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

The balance on the line of credit as of December 31, 2012 is $50,300. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $11,523 with an equivalent discount on the convertible debt. During the year ended December 31, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $27,752 and as of December 31, 2012 the fair value of the conversion option derivative liability was $nil.

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
December 31, 2012
(Expressed in US dollars)

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $37,500 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of December 31, 2012 is $37,500. During the year ended December 31, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $101,928 and as of December 31, 2012, the fair value of the conversion option derivative liability was $149,417.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of December 31, 2012 is $27,500. During the year ended December 31, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $74,323 and as of December 31, 2012, the fair value of the conversion option derivative liability was $108,928.

ALLERAYDE SAB, INC.
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. During the year ended December 31, 2012, $3,208 has been accreted increasing the carrying value of the convertible debt to $27,500. During the year ended December 31, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $73,424 and as of December 31, 2012, the fair value of the conversion option derivative liability was $107,575.

(i) On August 31, 2012 the Company issued a 6% convertible note for proceeds of $20,000 which matures on August 30, 2013. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to the market price of the stock as determined by taking the average trading price of the stock over the previous 30 days.

(j) On November 16, 2012 the Company issued a 6% convertible note for proceeds of $66,709 which matures on November 16, 2013. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to the market price of the stock as determined by taking the average trading price of the stock over the previous 30 days.

In May 2012, the Company increased the authorized shares to 500,000,000 consisting of two classes to be designated as common stock and preferred stock. The total number of common stock shares authorized was increased to 400,000,000 and preferred stock shares totaling 100,000,000 were authorized.

ALLERAYDE SAB, INC.
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

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

For the year ended December 31, 2012:

	Sales $	Export Services $	Corporate and Other $	Total $

Revenues	–	-	–	-
Operating net income (loss)	–	-	(86,676)	(86,676)
Interest expense	–	–	83,059	83,059
Depreciation	–	–	-	-
Total assets	-	-	4,000	4,000

ALLERAYDE SAB, INC.
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

For the year ended December 31, 2011:

	Sales $	Export Services $	Corporate and Other $	Total $

Revenues	–	49,257	–	49,257
Operating net income (loss)	–	12,724	(334,825)	(322,101)
Interest expense	–	–	84,255	84,255
Depreciation	–	–	75	75
Total assets	–	–	–	–

8.  Income Taxes

The Company has tax losses which may be applied against future taxable income subject to limitations. The potential tax benefits arising from these losses carried forward expires beginning in 2031 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating losses carried forward were $1,423,347 at December 31, 2012. The valuation allowance increased $57,710 and $128,052 during the years ended December 31, 2012 and 2011, respectively. The significant components of the deferred income tax asset as at December 31, 2012 and 2011 are as follows:

	2012	2011
	$	$

Net operating losses carried forward	483,938	426,228

Valuation allowance	(483,938)	(426,228)

Net deferred income tax asset	-	-

ALLERAYDE SAB, INC.
Notes to the Consolidated Financial Statements
December 31, 2012
(Expressed in US dollars)

9.  Subsequent Events

On January 31, 2013, the Company amended its Articles of Incorporation to increase the total authorized shares of common stock, par value $.0001 per share from 250,000,000 shares to 400,000,000 shares and to additionally authorize a total of 100,000,000 shares of preferred stock, par value $.0001 per share which may be issued by the Company.

On January 31, 2013, the Company implemented a 1 for 100 shares reverse split of its issued and outstanding common stock. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

On March 21, 2013, the Company entered into a Share Exchange Agreement with Allerayde SAB Limited (“Allerayde”) and Mike Rhodes, the sole member of Allerayde (the “Allerayde Stockholder”) (the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, on March 21, 2013 the Allerayde Stockholder transferred 100% of the membership interests of Allerayde held by him, in exchange for an aggregate of 75,872,411 newly issued shares of our Common Stock. The shares of the Company’s Common Stock acquired by the Allerayde Stockholders in this transaction constitute approximately 98.97% of the Company’s issued and outstanding Common Stock on a fully-diluted basis giving effect to the share exchange. The acquisition was accounted for as a recapitalization effected by a share exchange. Allerayde is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Allerayde, the acquired entity, have been brought forward at their book value and no goodwill has been recognized. After the consummation of the Share Exchange Transaction, Allerayde became a wholly-owned subsidiary of the Company, and the Company is engaged in the business of developing and manufacturing allergy management products in the United Kingdom and other countries such as the U.S. and Canada.

Allerayde was incorporated on January 13, 2012 in United Kingdom. The Company is engaged in the business of developing and manufacturing an innovative anaphylaxis pen product and other consumer health care products for allergy and eczema patients.

On April 30, 2013, Allerayde SAB, Inc. (f/k/a Resource Exchange of America Corp., the “Company”) amended its Articles of Incorporation (the “Amendment”) to change its name from “Resource Exchange of America Corp.” to “Allerayde SAB, Inc.” (the “Name Change”). As a result of the Name Change, the Company’s trading symbol is changed to “ASAB.” The Amendment became effective on April 30, 2013 upon approval from the Financial Industry Regulatory Authority (“FINRA”).