Form 10-K/A
period 2012-12-31
ALLERAYDE SAB, INC.
filed 2013-05-09
CIK 1456993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

ALLERAYDE SAB, INC.

 (Exact name of registrant as specified in its charter)

Florida	333-157565	26-4065800
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

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

As of May 9, 2013, there were 89,005,250 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference: None

Explanatory Note

                The purpose of this Amendment No. 1 to Allerayde SAB, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 (“Form 10-K”), filed with the Securities and Exchange Commission on May 7, 2013, is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulations S-T. Exhibit 101 to this Report provides the condensed consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

                Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1034, as amended, and otherwise are not subject to liability under those sections.

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
Dated: May 9, 2013
/s/ Michael J. Rhodes
By: Michael J. Rhodes
Title: President, CEO,, Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: May 9, 2013
/s/ Michael J. Rhodes
Michael J. Rhodes, Director