Form 10-Q
period 2013-03-31
ALLERAYDE SAB, INC.
filed 2013-05-20
CIK 1456993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 20, 2013 the registrant had 89,005,250 shares of common stock, par value $.0001 per share issued and outstanding.

ALLERAYDE SAB, INC.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Allerayde" refers to: (i) Allerayde SAB, Inc., a Florida corporation, and (ii) Allerayde SAB Limited, a U.K. company that is wholly-owned by Allerayde SAB, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLERAYDE SAB, INC.

(FORMERLY RESOURCE EXCHANGE OF AMERICA CORP.)

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2013

ALLERAYDE SAB, INC.
(FORMERLY RESOURCE EXCHANGE OF AMERICA CORP.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF MARCH 31, 2013 and DECEMBER 31, 2012

	March 31, 2013	December, 31, 2012
ASSETS
Current Assets
Cash and equivalents	$1,332	$16
Accounts receivable	4,000	0
Total Current Assets	5,332	16

TOTAL ASSETS	$5,332	$16

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$111,081	$3,096
Accrued interest	150,007	0
Convertible notes payable	1,574,478	0
Due to related parties	431,061	0
Loans payable	30,555	0
Derivative liabilities	365,920	0
Total Liabilities	2,663,102	3,096

Stockholders’ Deficit
Preferred Stock Authorized: 100,000,000 preferred shares. No shares issued and outstanding at March 31, 2013 and December 31, 2011
Common Stock, 400,000,000 shares of common stock with par value of $.0001, (2012 -unlimited shares authorized no par value, Issued 76,658,739 shares of common stock ( 2012- 10 shares issued and outstanding )	7,666	15
Additional paid in capital	0	0
Accumulated other comprehensive loss	(89)	(11)
Deficit accumulated during the development stage	(2,665,347)	(3,084)
Total Stockholders’ Deficit	(2,657,770)	(3,080)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,332	$16

See accompanying notes to financial statements.

ALLERAYDE SAB, INC.
(FORMERLY RESOURCE EXCHANGE OF AMERICA CORP.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
FOR THE PERIOD FROM JANUARY 13, 2012 (INCEPTION) TO MARCH 31, 2012
FOR THE PERIOD FROM JANUARY 13, 2012 (INCEPTION) TO MARCH 31, 2013

	Three months ended March 31, 2013	Period from January 13, 2012 (Inception) to March 31, 2012	From January 13, 2012 (Inception) to March 31, 2013

REVENUES	$16,289	$0	$16,289

EXPENSES
Professional fees	4,247	0	6,747
Consulting fees	50,000	0	50,000
Salaries and benefits	8,184	0	8,184
Interest on convertible notes	5,634	0	5,634
General and administrative	7,809	0	7,809
Rent	1,640	0	2,224
TOTAL EXPENSES	77,514	0	75,597

LOSS FROM OPERATIONS	(61,225)	0	(64,309)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(61,225)	$0	$(64,309)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	76,658,879	786,328

OTHER COMPREHENSIVE LOSS
Net loss	$(61,225)	$0	$(64,309)
Other comprehensive loss
Foreign currency translation adjustments	(78)	0	(89)
TOTAL COMPREHENSIVE LOSS	$(61,303)	$0	$(64,398)

See accompanying notes to financial statements.

ALLERAYDE SAB, INC.
(FORMERLY RESOURCE EXCHANGE OF AMERICA CORP.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 13, 2012 (INCEPTION) TO MARCH 31, 2013

	Common stock		Additional paid-in	Accumulated other comprehensive	Deficit accumulated during the development
	Shares	Amount	capital	loss	stage	Total

Inception, January 12, 2012	-	$-	$-	$-	$-	$-

Issuance of common stock for cash	10	15	-	-	-	15

Net loss and other comprehensive loss for the period ended December 31, 2012	-	-	-	(11)	(3,084)	(3,095)

Balance, December 31, 2012	10	15	0	(11)	(3,084)	(3,080)
Cancellation of shares on recapitalization	(10)	(15)	15	-	-	0
Issuance of shares on recapitalization	76,658,739	7,666	(15)	-	(7,651)	0
Assumption of net liabilities on recapitalization					(2,593,387)	(2,593,387)
Net loss and other comprehensive loss for the three months ended March 31, 2013	-	-	-	(78)	(61,225)	(61,303)

Balance, March 31, 2013	10	$7,666	$0	$(89)	$(2,665,347)	$(2,657,770)

See accompanying notes to financial statements.

ALLERAYDE SAB, INC.
(FORMERLY RESOURCE EXCHANGE OF AMERICA CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2013
FOR THE PERIOD FROM JANUARY 13, 2012 (INCEPTION) TO MARCH 31, 2012
FOR THE PERIOD FROM JANUARY 13, 2012 (INCEPTION) TO MARCH 31, 2013

	Three months ended March 31, 2013	Period from January 13, 2012 (Inception) to March 31, 2012	From January 13, 2012 (Inception) to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(61,225)	$0	$(64,309)
Adjustments to reconciled net loss to net cash provided by operating activities:
Convertible note issued for expenses	54,000	0	54,000
Changes in assets and liabilities:
Increase in accounts receivable	(4,000)	0	(4,000)
Increase in accrued expenses	12,619	0	15,715
Net Cash Provided by Operating Activities	1,394	0	1,406

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	15
Net Cash Provided by Financing Activities	0	0	15

Exchange rate effect on cash	(78)	0	(89)

NET INCREASE IN CASH	1,316	0	1,332

Cash, beginning of period	16	0	0
Cash, end of period	$1,332	0	$1,332

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0		$0
Cash paid for income taxes	$0		$0

See accompanying notes to financial statements.

ALLERAYDE SAB, INC.
(FORMERLY RESOURCE EXCHANGE OF AMERICA CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Allerayde SAB, Inc. (the “Company”) was incorporated under the laws of the State of Florida on January 15, 2009. On February 23, 2010, the Company changed its name to Resource Exchange of America Corp. Effective April 30, 2013, the Company changed its name to Allerayde SAB, Inc.  Upon completion of the acquisition of Allerayde SAB Limited pursuant to a Share Exchange Agreement on March 21, 2013 (as defined below), the Company adopted the business of Allerayde SAB Limited. The Company is now engaged in the business of developing and manufacturing an innovative anaphylaxis pen product and other consumer health care products for allergy and eczema patients.

On March 21, 2013, the Company entered into a Share Exchange Agreement with Allerayde SAB Limited. (“Allerayde”) and Michael Rhodes, the sole member of Allerayde (the “Allerayde Stockholder”) (the “Share Exchange Agreement”). This share exchange transaction constituted a reverse merger and a recapitalization of Allerayde.  In conjunction with this reverse merger, the historical accounts of Allerayde become the historical accounts of the Company for accounting purposes.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents
Allerayde considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2013 and December 31, 2012, respectively, the Company had $1,332 and $16 of cash.

ALLERAYDE SAB, INC.
(FORMERLY RESOURCE EXCHANGE OF AMERICA CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accrued expenses, and notes payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Foreign Currency
The operations of the Company are located in England and Wales.  Allerayde maintains a Great Britain Pounds bank account.  The functional currency is the U.S. Dollar. Transactions in foreign currencies other than the functional currency, if any, are re-measured into the functional currency at the rate in effect at the time of the transaction. Monetary assets and liabilities denominated in Great Britain Pounds are translated into U.S. Dollars at the rate in effect at the balance sheet date. Revenue and expenses denominated in Great Britain Pounds Dollars are translated at the average exchange rate.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2013.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements
Allerayde does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ALLERAYDE SAB, INC.
(FORMERLY RESOURCE EXCHANGE OF AMERICA CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $2,657,696 as of March 31, 2013, has a working capital deficit, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $175,081 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of March 31, 2013 is $250,000. During the year ended December 31, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $150,981 and as of March 31, 2013, the fair value of the conversion option derivative liability was $nil.

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

As of March 31, 2013, the outstanding balance is $250,000. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $147,140 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011.  The carrying value of the convertible debt as of March 31, 2013 is $250,000. As of March 31, 2013 and December 31, 2012, the fair value of the conversion option derivative liability was $nil.

ALLERAYDE SAB, INC.
(FORMERLY RESOURCE EXCHANGE OF AMERICA CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 3 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

As of March 31, 2013, the outstanding balance is $788,469 (December 31, 2012 - $788,469). The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $592,991 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011.  During the year ended December 31, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $402,315 and as of December 31, 2012, the fair value of the conversion option derivative liability was $nil.

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

The balance on the line of credit as of March 31, 2013 is $50,300. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $11,523 with an equivalent discount on the convertible debt. During the year ended December 31, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $27,752 and as of March 31, 2013 the fair value of the conversion option derivative liability was $nil.

ALLERAYDE SAB, INC.
(FORMERLY RESOURCE EXCHANGE OF AMERICA CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 3 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

(e) On February 23, 2011, the Company issued an 8% convertible note for proceeds of $37,500 which matured on November 28, 2011. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $37,500 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of March 31, 2013 is $37,500. During the year ended December 31, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $101,928 and as of March 31, 2013, the fair value of the conversion option derivative liability was $149,417.

(f) On March 24, 2011, the Company issued an 8% convertible note for proceeds of $27,500 which matured on December 28, 2011. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of March 31, 2013 is $27,500. During the year ended December 31, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $74,323 and as of March 31, 2013, the fair value of the conversion option derivative liability was $108,928.

g) On May 25, 2011 the Company issued an 8% convertible note for proceeds of $27,500 which matured on February 27, 2012. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. During the year ended December 31, 2012, $3,208 has been accreted increasing the carrying value of the convertible debt to $27,500. During the year ended December 31, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $73,424 and as of March 31, 2013, the fair value of the conversion option derivative liability was $107,575.

ALLERAYDE SAB, INC.
(FORMERLY RESOURCE EXCHANGE OF AMERICA CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 3 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

(h) On August 31, 2012 the Company issued a 6% convertible note for proceeds of $20,000 which matures on August 30, 2013. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to the market price of the stock as determined by taking the average trading price of the stock over the previous 30 days.

(i) On November 16, 2012 the Company issued a 6% convertible note for proceeds of $66,709 which matures on November 16, 2013. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to the market price of the stock as determined by taking the average trading price of the stock over the previous 30 days.

In May 2012, the Company increased the authorized shares to 500,000,000 consisting of two classes to be designated as common stock and preferred stock. The total number of common stock shares authorized was increased to 400,000,000 and preferred stock shares totaling 100,000,000 were authorize

The Company entered in to a consultancy agreement with DeBondo Capital on January 7, 2013 to pay a sum of $50,000 to DeBondo for services to be provided during the first 4-5 months of 2013. DeBondo agreed to convert the fees due to a convertible loan in the amount of $50,000. The note matures on January 8, 2014 and bears interest at 5%. The holder of this note shall have the right, exercisable in whole or in part, to convert the outstanding principle and accrued interest hereunder into fully paid and non-assessable common shares of the Borrower's stock at fair market value.

On February 4, 2013, the Company signed a promissory note with DeBondo Capital Limited in the amount of $4,000. The note matures on February 4, 2014 and bears interest at 5%. The holder of this note shall have the right, exercisable in whole or in part, to convert the outstanding principle and accrued interest hereunder into fully paid and non-assessable common shares of the Borrower's stock at fair market value.

On March 12, 2013, the Company signed a promissory note with Laurag Associates S.A. in the amount of $2,500. The note matures March 13, 2014 and bears interest at 5%. The holder of this note shall have the right, exercisable in whole or in part, to convert the outstanding principle and accrued interest hereunder into fully paid and non-assessable common shares of the Borrower's stock at fair market value.

NOTE 4 – COMMON STOCK

The Company has an unlimited number of shares of no par value common stock.

On inception, the Company issued 10 shares of common stock at £1.00 per share to its founder for total cash proceeds of £10, which converted at its historical rate is $15.  The Company closed a share exchange transaction effective March 21, 2013 with the Company, Allerayde and the sole shareholder of Allerayde. This share exchange transaction constituted a reverse merger and a recapitalization of Allerayde.  In conjunction with this reverse merger, the historical accounts of Allerayde become the historical accounts of the Company for accounting purposes. The shareholder of Allerayde was issued 75,872,411 shares of the Company, representing 98.97% of the issued and outstanding shares of the Company.

ALLERAYDE SAB, INC.
(FORMERLY RESOURCE EXCHANGE OF AMERICA CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 4 – COMMON STOCK (CONTINUED)

On May 4, 2012, the Company amended its Articles of Incorporation to increase the total authorized shares of common stock, par value $.0001 per share from 250,000,000 shares to 400,000,000 shares and to additionally authorize a total of 100,000,000 shares of preferred stock, par value $.0001 per share which may be issued by the Company.

As of March 31, 2013 there were 76,658,739 shares of common stock issued and outstanding.

NOTE 5 – INCOME TAXES

As of March 31, 2013, the Company had net operating loss carry forwards of approximately $1,487,647 that may be available to reduce future years’ taxable income arising from the same trade. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for corporate income tax at the expected rate of 34% consists of the following for the periods ended March 31, 2013 and 2012:

	2013	2012
Corporate income tax benefit attributable to:
Current operations	$20,162	$0
Less: valuation allowance	(20,162)	(0)
Net provision for Corporate income taxes	$0	$0

The cumulative tax effect at the expected rate of 20% of significant items comprising our net deferred tax amount is as follows as of March 31, 2013:

2013
Deferred tax asset attributable to:
Net operating loss carryover	$504,100
Less: valuation allowance	(504,100)
Net deferred tax asset	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a lease agreement for its business premises which calls for monthly payments in the amount of approximately £368 through May 31, 2014.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

ALLERAYDE SAB, INC.
(FORMERLY RESOURCE EXCHANGE OF AMERICA CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 7 – MATERIAL CONTRACTS

The Company entered in to an agreement effective December 1, 2012 with STFC Innovations Ltd. through the European Space Agency Business Incubation Centre at Harwell. The European Space Agency offers to support projects and ideas for business incubation by providing funding, business and technical assistance as well as office accommodation and services. Allerayde SAB was awarded a grant of £41,500. The first drawdown of £10,350 was paid to Allerayde on February 5, 2013 and two further installments will be paid upon meeting agreed milestones between now and May 14, 2014. Part of the terms of the grant is that Allerayde leases office space at Rutherford Appleton Laboratory, Harwell, Oxfordshire, United Kingdom.

NOTE 8 – SUBSEQUENT EVENTS

On April 4, 2013, the Company amended the convertible promissory note of $37,500 issued on February 23, 2011 (the "February 2011 Note"), the convertible promissory note of $27,500 issued on March 24, 2011 (the "March 2011 Note") and the convertible promissory note of $27,500 issued on May 25, 2011 (the "May 2011 Note") to reflect the conversion price of $0.01 per share.

On April 6, 2013, all of the outstanding principal and interest of the February 2011 Note, the March 2011 Note and the May 2011 Note were converted into an aggregate of 12,346,500 shares of common stock of the Company.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

RESULTS OF OPERATIONS

Working Capital
	March 31,	December 31,
	2013 $	2012 $
Current Assets	5,332	16
Current Liabilities	2,663,102	3,096
Working Capital Deficit	(2,657,770)	(3,080)

Cash Flows
	Three months ended March 31, 2013 $	Three months ended March 31, 2012 $
Cash Flows provided by (used in) Operating Activities	1,394	0
Cash Flows provided by Investing Activities	0	0
Cash Flows provided by (used in) Financing Activities	0	0
Net Increase (decrease) in Cash During Period	1,394	0

Operating Revenues

Operating revenues for the period ended March 31, 2013 were $16,289, which were proceeds from a grant.

Operating revenues for the period ended March 31, 2012 were $nil.

Operating Expenses and Net Loss

Operating expenses for the period ended March 31, 20113 were $77,514, which is comprised of consulting fees of $50,000, professional fees of $4,24, salaries and benefits of $8,184, rent of $1,640, general and administrative expenses of $7,809 and interest expenses of $5,634.

Operating expenses for the period ended March 31, 2012 were $0.

Net loss for the period ended March 31, 2013 was $61,225.
Net loss for the period ended March 31, 2012 was $0.

Liquidity and Capital Resources

As of March 31, 2013 and December 31, 2012, the Company’s cash balance was $1,332 and $16, respectively.  As of March 31, 2013, the total asset balance was $5,332.

As of March 31, 2013, the Company had total liabilities of $2,663,102 compared with total liabilities of $3,096 as of December 31, 2012. The increase in total liabilities is mainly attributed to the liabilities assumed pursuant to the Share Exchange Agreement, dated March 21, 2013, among the Company, Allerayde SAB Limited and the sole shareholder of Alleradye SAB Limited (the “Share Exchange Agreement”).

As of March 31, 20113, the Company had a working capital deficit of $2,657,770 compared to a deficit of $3,080 as of December 31, 2012.

Cashflows from Operating Activities

During the period ended March 31, 2013, the Company generated $1,394 of cash from operating activities compared to $0 of cash used by operating activities during the period ended March 31, 2012.

Cashflows from Investing Activities

During the period ended March 31, 2013, the Company received $0 of cash from investing activities compared to $0 for the period ended March 31, 2012.

Cashflows from Financing Activities

During the period ended March 31, 2013, the Company used $0 of cash in financing activities compared to $0 for the period ended March 31, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and except for below, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation: on March 21, 2013, Mark Dresner, our former CEO and a director of the Company resigned from all his positions as director and/or officer of the Company. Michael J. Rhodes was appointed as the President, Chief Executive Officer and director of the Board.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 14, 2013, in connection with a 1-for-100 reverse split of the Company’s Common Stock (the “Reverse Split”), the Company issued to Cede& Co an additional 11 shares of Common Stock as a result of rounding up the shares held in the brokerage accounts under Cede & Co pursuant to the Reverse Split.

The above issuances of shares of our Common Stock were conducted in accordance with an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) by virtue of compliance with the provisions of Regulation D under the Securities Act.

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

ALLERAYDE SAB, INC.

Dated: May 20, 2013	/s/ Michael J.Rhodes
By: Michael J. Rhodes
Title: President, Chief Executive Officer, Secretary & Treasurer