Form 10-Q/A
period 2013-03-31
ALLERAYDE SAB, INC.
filed 2013-05-21
CIK 1456993

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 21, 2013, the registrant had 89,005,250 shares of common stock, par value $.0001 per share issued and outstanding.

EXPLANATION NOTE

The purpose of this Amendment No. 1 to Allerayde SAB, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (“Form 10-Q”), filed with the Securities and Exchange Commission on May 20, 2013, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulations S-T. Exhibit 101 to this Report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

ALLERAYDE SAB, INC.

Dated: May 21, 2013	/s/ Michael J. Rhodes
By: Michael J. Rhodes
Title: President, Chief Executive Officer, Secretary & Treasurer