Form 10-Q
period 2013-06-30
ALLERAYDE SAB, INC.
filed 2013-08-19
CIK 1456993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 19, 2013 the registrant had 89,005,250 shares of common stock, par value $.0001 per share issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLERAYDE SAB, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2013

ALLERAYDE SAB, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF JUNE 30, 2013 and DECEMBER 31, 2012

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and equivalents	$-	$16
Accounts receivable	4,000	0
Total Current Assets	4,000	16

TOTAL ASSETS	$4,000	$16

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Bank overdraft	$360	$0
Accrued expenses	112,581	3,096
Accrued interest	147,633	0
Convertible notes payable	1,481,978	0
Due to related parties	431,061	0
Loans payable	30,555	0
Derivative liabilities	365,920	0
Total Liabilities	2,570,088	3,096

Stockholders’ Deficit
Preferred Stock Authorized: 100,000,000 preferred shares. No shares issued and outstanding at June 30, 2013 and December 31, 2012	0	0
Common Stock, 400,000,000 shares of common stock with par value of $.0001, (2012 -unlimited shares authorized no par value, Issued 89,005,250 shares of common stock ( 2012- 10 shares issued and outstanding )	8,900	15
Additional paid in capital	94,363	0
Accumulated other comprehensive loss	(89)	(11)
Deficit accumulated during the development stage	(2,669,262)	(3,084)
Total Stockholders’ Deficit	(2,566,088)	(3,080)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,000	$16

See accompanying notes to financial statements.

ALLERAYDE SAB, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS (unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013
FOR THE PERIOD FROM JANUARY 13, 2012 (INCEPTION) TO JUNE 30, 2012
FOR THE PERIOD FROM JANUARY 13, 2012 (INCEPTION) TO JUNE 30, 2013

	Three months ended June 30, 2013	Period from January 13, 2012 (Inception) to June 30, 2012	Six months ended June 30, 2013	Period from January 13, 2012 (Inception) to June 30, 2012	From January 13, 2012 (Inception) to June 30, 2013

REVENUES	$-	$0	$16,289	$0	$16,289

EXPENSES
Professional fees	1,550	0	5,797	0	8,297
Consulting fees	-	0	50,000	0	50,000
Salaries and benefits	-	0	8,184	0	8,184
Interest on convertible notes	723	0	6,357	0	6,357
General and administrative	1,642	0	9,451	0	9,451
Rent	-	0	1,640	0	2,224
TOTAL EXPENSES	3,915	0	81,429	0	84,513

LOSS FROM OPERATIONS	(3,915)	0	(65,140)	0	(68,224)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(3,915)	$0	$(65,140)	$0	$(68,224)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	89,005,250	78,632,792	82,831,500	78,632,792

OTHER COMPREHENSIVE LOSS
Net loss	$(3,915)	$0	$(65,140)	$0	$(68,224)
Other comprehensive loss
Foreign currency translation adjustments	0	0	78	0	(89)
TOTAL COMPREHENSIVE LOSS	$(3,915)	$0	$(65,218)	$0	$(6,313)

See accompanying notes to financial statements.

ALLERAYDE SAB, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 13, 2012 (INCEPTION) TO JUNE 30, 2013

	Common stock		Additional paid-in	Accumulated other comprehensive	Deficit accumulated during the development
	Shares	Amount	capital	loss	Stage	Total

Inception, January 12, 2012	-	$-	$-	$-	$-	$-

Issuance of common stock for cash	10	15	-	-	-	15

Net loss and other comprehensive loss for the period ended December 31, 2012	-	-	-	(11)	(3,084)	(3,095)

Balance, December 31, 2012	10	15	0	(11)	(3,084)	(3,080)
Cancellation of shares on recapitalization	(10)	(15)	15	-	-	0
Issuance of shares on recapitalization	76,658,739	7,666	(15)		(7,651)	0
Assumption of net liabilities on recapitalization					(2,593,387)	(2,593,387)
Correction to common stock outstanding	11	-
Issuance of common stock for debt	12,346,500	1,234	94,363			95,597
Net loss and other comprehensive loss for the six months ended June 30, 2013	-	-	-	(78)	(65,140)	(65,218)

Balance, June 30, 2013	89,005,250	$8,900	$94,363	$(89)	$(2,669,262)	$(2,566,088)

See accompanying notes to financial statements.

ALLERAYDE SAB, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2013
FOR THE PERIOD FROM JANUARY 13, 2012 (INCEPTION) TO JUNE 30, 2012
FOR THE PERIOD FROM JANUARY 13, 2012 (INCEPTION) TO JUNE 30, 2013

	Six months ended June 30, 2013	Period from January 13, 2012 (Inception) to June 30, 2012	From January 13, 2012 (Inception) to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(65,140)	$0	$(68,224)
Adjustments to reconciled net loss to net cash provided by operating activities:
Convertible note issued for expenses	54,000	0	54,000
Changes in assets and liabilities:
Increase in accrued expenses	8,342	0	11,438
Net Cash Provided by (Used in) Operating Activities	(2,798)	0	(2,786)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note	2,500		2,500
Proceeds from issuance of common stock	0	0	15
Net Cash Provided by Financing Activities	2,500	0	2,515

Exchange rate effect on cash	(78)	0	(89)

NET INCREASE (DECREASE) IN CASH	(376)	0	(360)

Cash, beginning of period	16	0	0

Cash, (bank overdraft) end of period	$(360)	0	$(360)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0		$0
Cash paid for income taxes	$0		$0
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net liabilities acquired on recapitalization	$2,593,387		$2,593,387
Common stock issued for debt	95,597		95,597

See accompanying notes to financial statements.

ALLERAYDE SAB, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2013

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

On March 21, 2013, the Company entered into a Share Exchange Agreement with Allerayde SAB Limited. (“Allerayde”) and Mike Rhodes, the sole member of Allerayde (the “Allerayde Stockholder”) (the “Share Exchange Agreement”). This share exchange transaction constituted a reverse merger and a recapitalization of Allerayde.  In conjunction with this reverse merger, the historical accounts of Allerayde become the historical accounts of Resource Exchange of America Corp for accounting purposes.

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

Cash and Cash Equivalents
Allerayde considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30, 2013 and December 31, 2012, respectively, the Company had a bank overdraft of $360 and $ 16 of cash.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, loans payable, and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

ALLERAYDE SAB, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2013.

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

ALLERAYDE SAB, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception, has an accumulated deficit of $2,669,262 as of June 30, 2013, has a working capital deficit, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $175,081 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of June 30, 2013 is $250,000. During the year ended December 31, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $150,981 and as of June 30, 2013, the fair value of the conversion option derivative liability was $nil.

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

As of June 30, 2013, the outstanding balance is $250,000. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $147,140 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011.  The carrying value of the convertible debt as of June 30, 2013 is $250,000. As of December 31, 2012, the fair value of the conversion option derivative liability was $nil.

ALLERAYDE SAB, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2013

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

As of June 30, 2013, the outstanding balance is $788,469 (December 31, 2012 - $788,469). The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $592,991 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011.  The carrying value of the convertible debt as of December 31, 2012 is $788,469. During the year ended December 31, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $402,315 and as of December 31, 2012, the fair value of the conversion option derivative liability was $nil.

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

The balance on the line of credit as of June 30, 2013 is $50,300. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $11,523 with an equivalent discount on the convertible debt. During the year ended December 31, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $27,752 and as of June 30, 2013 the fair value of the conversion option derivative liability was $nil.

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

ALLERAYDE SAB, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 3 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $37,500 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of June 30, 2013 is $37,500. During the year ended December 31, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $101,928 and as of June 30, 2013, the fair value of the conversion option derivative liability was $149,417. On April 5, 2013, the promissory note was converted into 3,750,000 shares of common stock.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of June 30, 2013 is $27,500. During the year ended December 31, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $74,323 and as of June 30, 2013, the fair value of the conversion option derivative liability was $108,928. On April 5, 2013, the promissory note was converted into 2,750,000 shares of common stock.

(g) On May 25, 2011 the Company issued an 8% convertible note for proceeds of $27,500 which matured on February 27, 2012. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. During the year ended December 31, 2012, $3,208 has been accreted increasing the carrying value of the convertible debt to $27,500. During the year ended December 31, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $73,424 and as of June 30, 2013, the fair value of the conversion option derivative liability was $107,575.
On April 5, 2013, the promissory note was converted into 2,750,000 shares of common stock.

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

ALLERAYDE SAB, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 3 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

NOTE 4 – COMMON STOCK

The Company is authorized to issue 400,000,000 of shares of par value $.0001 common stock.

On inception, the Company issued 10 shares of common stock at £1.00 per share to its founder for total cash proceeds of £10, which converted at its historical rate is $15.  The Company closed a share exchange transaction effective March 23, 2013 with the shareholder of Allerayde SAB Limited (“Allerayde”). This share exchange transaction constituted a reverse merger and a recapitalization of Allerayde.  In conjunction with this reverse merger, the historical accounts of Allerayde become the historical accounts of Resource Exchange of America Corp for accounting purposes. The shareholder of Allerayde was issued 75,872,411 shares of Resource Exchange, representing 98.97% of the issued and outstanding shares of the Company.

On January 31, 2013, the Company amended its Articles of Incorporation to increase the total authorized shares of common stock, par value $.0001 per share from 250,000,000 shares to 400,000,000 shares and to additionally authorize a total of 100,000,000 shares of preferred stock, par value $.0001 per share which may be issued by the Company.

On April 6, 2013, the Company issued 12,346,500 shares of common stock for conversion of convertible promissory notes of $95,597.

As of June 30, 2013, there were 89,005,250 shares of common stock issued and outstanding.

ALLERAYDE SAB, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 5 – INCOME TAXES

As of June 30, 2013, the Company had net operating loss carry forwards of approximately $1,491,562 that may be available to reduce future years’ taxable income arising from the same trade. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for corporate income tax at the expected rate of 34% consists of the following for the period ended June 30, 2013:

	2013	2012
Corporate income tax benefit attributable to:
Current Operations	$23,195	$-
Less: valuation allowance	(23,195)	-
Net provision for Corporate income taxes	$0	$0

The cumulative tax effect at the expected rate of 20% of significant items comprising our net deferred tax amount is as follows as of June 30, 2013:

2013
Deferred tax asset attributable to:
Net operating loss carryover	$507,131
Less: valuation allowance	(507,131)
Net deferred tax asset	$0

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a lease agreement for its business premises which calls for monthly payments in the amount of approximately £368 through May 31, 2014.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – MATERIAL CONTRACTS

The Company entered in to an agreement effective December 1, 2012 with STFC Innovations Ltd. through the European Space Agency Business Incubation Centre at Harwell. The European Space Agency offers to support projects and ideas for business incubation by providing funding, business and technical assistance as well as office accommodation and services. Allerayde SAB was awarded a grant of £41,500. The first drawdown of £10,350 was paid to Allerayde SAB on February 5, 2013 and two further installments will be paid upon meeting agreed milestones between now and May 14, 2014. Part of the terms of the grant is that Allerayde SAB leases office space at Rutherford Appleton Laboratory, Harwell, Oxfordshire, United Kingdom.

ALLERAYDE SAB, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described below:

On August 1, 2013, the Company issued a promissory note payable in the amount of $18,700.  The note payable bears interest at the rate of 10% per annum and is due February 1, 2014.

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

RESULTS OF OPERATIONS

Working Capital
	June 30,	December 31,
	2013 $	2012 $
Current Assets	4,000	16
Current Liabilities	2,570,088	3,096
Working Capital Deficit	(2,566,088)	(3,080)

Cash Flows
	Six months ended June 30, 2013 $	Six months ended June 30, 2012 $
Cash Flows provided by (used in) Operating Activities	(2,798)	0
Cash Flows provided by Investing Activities	0	0
Cash Flows provided by (used in) Financing Activities	2,500	0
Net Increase (decrease) in Cash During Period	(376)	0

For the six-month period ended June 30, 2013

Operating Revenues

Operating revenues for the period ended June 30, 2013 were $16,289, which were proceeds from a grant.

Operating revenues for the period ended June 30, 2012 were $nil.

Operating Expenses and Net Loss

Operating expenses for the period ended June 30, 2013 were $81,429 which is comprised of consulting fees of $50,000, professional fees of $5,797, salaries and benefits of $8,184, rent of $1,640, general and administrative expenses of $9,451 and interest expenses of $6,357.

Operating expenses for the period ended June 30, 2012 were $0.

Net loss for the period ended June 30, 2013 was $65,140.  Net loss for the period ended June 30, 2012 was $0.

For the three-month period ended June 30, 2013

Operating Revenues

Operating revenues for the three months ended June 30, 2013 were $nil

Operating revenues for the period ended June 30, 2012 were $nil.

Operating Expenses and Net Loss

Operating expenses for the three month period ended June 30, 2013 were $3,915 which is comprised of consulting fees of $nil, professional fees of $1,550, salaries and benefits of $nil, rent of $nil, general and administrative expenses of $1,642 and interest expenses of $723.

Operating expenses for the three month period ended June 30, 2012 were $0.

Net loss for the period ended June 30, 2013 was $3,915. Net loss for the period ended June 30, 2012 was $0.

Liquidity and Capital Resources

As of June 30, 2013 and December 31, 2012, the Company’s cash balance (bank indebtedness) was $(360) and $16, respectively.  As of June 30, 2013, the total asset balance was $4,000.

As of June 30, 2013, the Company had total liabilities of $2,570,088 compared with total liabilities of $3,096 as of December 31, 2012. The increase in total liabilities is mainly attributed to the liabilities assumed pursuant to the Share Exchange Agreement, dated March 21, 2013, among the Company, Allerayde SAB Limited and the sole shareholder of Alleradye SAB Limited.

As of June 30, 2013, the Company had a working capital deficit of $2,566,088 compared to a deficit of $3,080 as of December 31, 2012.

Cashflows from Operating Activities

During the period ended June 30, 2013, the Company used cash of $2,798 of cash from operating activities compared to $0 of cash used by operating activities during the period ended June 30, 2012.

Cashflows from Investing Activities

During the period ended June 30, 2013, the Company received $0 of cash from investing activities compared to $0 for the period ended June 30, 2012.

Cashflows from Financing Activities

During the period ended June 30, 2013, the Company received $2,500 of cash in financing activities compared to $0 for the period ended June 30, 2012. During the period ended June 30, 2013, the Company’s convertible promissory notes of $95,597 were converted into a total of 12,346,500 shares of common stock at the option of the holder of such notes.

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

On August 1, 2013, we issued a promissory note in the amount of $18,700, bearing interest at 10% per annum and to be due on February 1, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 5, 2013, the Company issued to certain accredited investors a total of 12,346,500 shares of Common Stock as a result of the conversion of three convertible promissory notes of the Company in the aggregate principal amounts of $925,000 together with accrued interest.

The above issuances of shares of our Common Stock were conducted in accordance with an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) by virtue of compliance with the provisions of Regulation D under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing Reference

31.01	Certification of Principal Executive and Financial Officer Pursuant to Rule 13a-14.	Filed herewith.

32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

 * In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLERAYDE SAB, INC.

Dated: August 19, 2013	/s/ Michael J. Rhodes
By: Michael J. Rhodes
Title: President, Chief Executive Officer, Secretary & Treasurer