Form 10-Q
period 2013-09-30
ALLERAYDE SAB, INC.
filed 2013-11-19
CIK 1456993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 19, 2013 the registrant had 89,005,250 shares of common stock, par value $.0001 per share issued and outstanding.

ALLERAYDE SAB, INC.

TABLE OF CONTENTS

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLERAYDE SAB, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

ALLERAYDE SAB, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF SEPTEMBER 30, 2013 and DECEMBER 31, 2012

	September 30, 2013	December, 31, 2012
ASSETS
Current Assets
Cash and equivalents	$6,093	$16
Accounts receivable	4,000	0
Total Current Assets	10,093	16

TOTAL ASSETS	$10,093	$16

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$111,756	3,096
Accrued interest	149,638	0
Convertible notes payable	1,481,978	0
Due to related parties	431,061	0
Loans payable	55,555	0
Total Liabilities	2,229,988	3,096

Stockholders’ Deficit
Preferred Stock Authorized: 100,000,000 preferred shares. No shares issued and outstanding at September 30, 2013 and December 31, 2012	0	0
Common Stock, 400,000,000 shares of common stock with par value of $.0001, (2012 -unlimited shares authorized no par value, Issued 89,005,250 shares of common stock (2012- 10 shares issued and outstanding)	8,900	15
Additional paid in capital	460,283	0
Accumulated other comprehensive loss	(1,562)	(11)
Deficit accumulated during the development stage	(2,687,516)	(3,084)
Total Stockholders’ Deficit	(2,219,895)	(3,080)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,093	$16

See accompanying notes to financial statements.

ALLERAYDE SAB, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS (unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND THE PERIOD FROM JANUARY 13, 2012 (INCEPTION) TO SEPTEMBER 30, 2012
FOR THE PERIOD FROM JANUARY 13, 2012 (INCEPTION) TO SEPTEMBER 30, 2013

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Period from January 13, 2012 (Inception) to September 30, 2012	From January 13, 2012 (Inception) to September 30, 2013

REVENUES	$-	$0	$16,289	$0	$16,289

EXPENSES
Professional fees	2,151	0	7,948	0	10,448
Consulting fees	-	0	50,000	0	50,000
Salaries and benefits	-	0	8,184	0	8,184
Interest on convertible notes	2,005	0	8,362	0	8,362
General and administrative	14,098	0	23,549	0	23,549
Rent	-	0	1,640	0	2,224
TOTAL EXPENSES	18,254	0	99,683	0	102,767

LOSS FROM OPERATIONS	(18,254)	0	(83,394)	0	(86,478)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(18,254)	$0	$(83,394)	$0	$(86,478)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	89,005,250	78,632,792	84,889,000	78,632,792

OTHER COMPREHENSIVE LOSS
Net loss	$(18,254)	$0	$(83,394)	$0	$(86,478)
Other comprehensive loss
Foreign currency translation adjustments	1,651	0	1,573	0	1,562
TOTAL COMPREHENSIVE LOSS	$(16,603)	$0	$(81,821)	$0	$(84,916)

See accompanying notes to financial statements.

ALLERAYDE SAB, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 13, 2012 (INCEPTION) TO SEPTEMBER 30, 2013

	Common stock		Additional paid-in	Accumulated other comprehensive	Deficit accumulated during the development
	Shares	Amount	capital	loss	Stage	Total

Inception, January 12, 2012	-	$-	$-	$-	$-	$-

Issuance of common stock for cash	10	15	-	-	-	15

Net loss and other comprehensive loss for the period ended December 31, 2012	-	-	-	(11)	(3,084)	(3,095)

Balance, December 31, 2012	10	15	0	(11)	(3,084)	(3,080)
Cancellation of shares on recapitalization	(10)	(15)	15	-	-	0
Issuance of shares on recapitalization	76,658,739	7,666	(15)		(7,651)	0
Assumption of net liabilities on recapitalization					(2,593,387)	(2,593,387)
Correction to common stock outstanding	11	-
Issuance of common stock for debt	12,346,500	1,234	460,283			461,517
Net loss and other comprehensive loss for the nine months ended September 30, 2013	-	-	-	(1,551)	(83,394)	(84,945)

Balance, September 30, 2013	89,005,250	$8,900	$460,283	$(1,562)	$(2,687,516)	$(2,219,895)

See accompanying notes to financial statements.

ALLERAYDE SAB, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
FOR THE PERIOD FROM JANUARY 13, 2012 (INCEPTION) TO SEPTEMBER 30, 2012
FOR THE PERIOD FROM JANUARY 13, 2012 (INCEPTION) TO SEPTEMBER 30, 2013

	Nine months ended September 30, 2013	Period from January 13, 2012 (Inception) to September 30, 2012	From January 13, 2012 (Inception) to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(83,394)	$0	$(86,478)
Adjustments to reconciled net loss to net cash provided by operating activities:
Convertible note issued for expenses	54,000	0	54,000
Changes in assets and liabilities:
Increase in accrued expenses	9,522	0	12,618
Net Cash Provided by (Used in) Operating Activities	(19,872)	0	(19,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	27,500		27,500
Proceeds from issuance of common stock	0	0	15
Net Cash Provided by Financing Activities	27,500	0	27,515

Exchange rate effect on cash	(1,551)	0	(1,562)

NET INCREASE (DECREASE) IN CASH	6,077	0	6,093

Cash, beginning of period	16	0	0
Cash, end of period	$6,093	0	$6,093

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0		$0
Cash paid for income taxes	$0		$0
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net liabilities acquired on recapitalization	$2,593,387		$2,593,387
Common stock issued for debt	95,597		95,597

See accompanying notes to financial statements.

ALLERAYDE SAB, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Cash and Cash Equivalents
Allerayde considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2013 and December 31, 2012, respectively, the Company had $6,093 and $16 of cash.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, loans payable, and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

ALLERAYDE SAB, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2013.

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

ALLERAYDE SAB, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception, has an accumulated deficit of $2,687,516 as of September 30, 2013, has a working capital deficit, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $175,081 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of September 30, 2013 is $250,000. During the year ended December 31, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $150,981 and as of September 30, 2013, the fair value of the conversion option derivative liability was $nil.

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

 As of September 30, 2013, the outstanding balance is $250,000. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $147,140 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011.  The carrying value of the convertible debt as of September 30, 2013 is $250,000. As of December 31, 2012, the fair value of the conversion option derivative liability was $nil.

ALLERAYDE SAB, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

As of September 30, 2013, the outstanding balance is $788,469 (December 31, 2012 - $788,469). The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $592,991 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011.  The carrying value of the convertible debt as of December 31, 2012 is $788,469. During the year ended December 31, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $402,315 and as of December 31, 2012, the fair value of the conversion option derivative liability was $nil.

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

The balance on the line of credit as of September 30, 2013 is $50,300. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $11,523 with an equivalent discount on the convertible debt. During the year ended December 31, 2012, the Company recorded a gain on the change in fair value of the conversion option derivative liability of $27,752 and as of September 30, 2013 the fair value of the conversion option derivative liability was $nil.

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

ALLERAYDE SAB, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 3 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $37,500 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of September 30, 2013 is $37,500. During the year ended December 31, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $101,928As a result of the conversion, the remaining derivative liability of $ 149,417 was recorded as additional paid in capital..

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of September 30, 2013 is $27,500. During the year ended December 31, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $74,323. On April 5, 2013, the promissory note was converted into 2,750,000 shares of common stock and as a result the remaining derivative liability of $ 108,928 was recorded to additional paid in capital

g) On May 25, 2011 the Company issued an 8% convertible note for proceeds of $27,500 which matured on February 27, 2012. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. During the year ended December 31, 2012, $3,208 has been accreted increasing the carrying value of the convertible debt to $27,500. During the year ended December 31, 2012, the Company recorded a loss on the change in fair value of the conversion option derivative liability of $73,424. On April 5, 2013, the promissory note was converted into 2,750,000 shares of common stock and as a result the remaining derivative liability of $ 107,575 was recorded as additional paid in capital.

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

ALLERAYDE SAB, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 3 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

NOTE 4 – PROMISSORY NOTES

On September 10, 2013 and September 24, 2013, the Company signed a promissory notes with Capital Nordic Ltd. in the amounts of $3,000 and $5,000. The notes plus interest of $450 and $750 respectively are payable after 4 months.

On August 1, 2013, the Company signed a promissory note with De Bondo Capital Limited in the amount of $17,000.  The principal amount plus interest of $1,700 is due  February 1, 2014.

NOTE 5 – COMMON STOCK

The Company originally had an unlimited number of shares of no par value common stock.

On inception, the Company issued 10 shares of common stock at £1.00 per share to its founder for total cash proceeds of £10, which converted at its historical rate is $15.  The Company closed a share exchange transaction effective March 23, 2013 with the shareholders of Resource Exchange of America Corp. This share exchange transaction constituted a reverse merger and a recapitalization of Allerayde.  In conjunction with this reverse merger, the historical accounts of Allerayde become the historical accounts of Resource Exchange of America Corp for accounting purposes. The shareholders of Allerayde were issued 75,872,411 shares of Resource Exchange, representing 98.97% of the issued and outstanding shares of Resource Exchange.

On January 31, 2013, the Company amended its Articles of Incorporation to increase the total authorized shares of common stock, par value $.0001 per share from 250,000,000 shares to 400,000,000 shares and to additionally authorize a total of 100,000,000 shares of preferred stock, par value $.0001 per share which may be issued by the Company.

ALLERAYDE SAB, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 5 – COMMON STOCK (continued)

On April 6, 2013, the Company issued 12,346,500 shares of common stock for debt of $95,597.

As of September 30, 2013 there were 89,005,250 shares of common stock issued and outstanding.

NOTE 6 – INCOME TAXES

As of September 30, 2013, the Company had net operating loss carry forwards of approximately $1,509,506 that may be available to reduce future years’ taxable income arising from the same trade. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for corporate income tax at the expected rate of 34% consists of the following for the periods ended September 30, 2013 and 2012:

	2013	2012
Corporate income tax benefit attributable to:
Current Operations	$29,401	$-
Less: valuation allowance	(29,401)	-
Net provision for Corporate income taxes	$0	$0

The cumulative tax effect at the expected rate of 20% of significant items comprising our net deferred tax amount is as follows as of September 30, 2013:

2013
Deferred tax asset attributable to:
Net operating loss carryover	$513,340
Less: valuation allowance	(513,340)
Net deferred tax asset	$0

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a lease agreement for its business premises which calls for monthly payments in the amount of approximately £368 through May 31, 2014.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – MATERIAL CONTRACTS

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

ALLERAYDE SAB, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31,
	2013 $	2012 $
Current Assets	10,093	16
Current Liabilities	2,229,988	3,096
Working Capital Deficit	(2,219,895)	(3,080)

Cash Flows

	Nine months ended September 30, 2013 $	Nine months ended September 30, 2012 $
Cash Flows provided by (used in) Operating Activities	(19,872)	0
Cash Flows provided by Investing Activities	0	0
Cash Flows provided by (used in) Financing Activities	27,500	0
Net Increase (decrease) in Cash During Period	6,077	0

For the nine-month period ended September 30, 2013

Operating Revenues

Operating revenues for the period ended September 30, 2013 were $16,289, which were proceeds from a grant.

Operating revenues for the period ended September 30, 2012 were $nil.

Operating Expenses and Net Loss

Operating expenses for the period ended September 30, 2013 were $99,683 which is comprised of consulting fees of $50,000, professional fees of $7,948, salaries and benefits of $8,184, rent of $1,640, general and administrative expenses of $23,549 and interest expenses of $8,362.

Operating expenses for the period ended September 30, 2012 were $0.

Net loss for the period ended September 30, 2013 was $83,394.
Net loss for the period ended September 30, 2012 was $0.

For the three- month period ended September 30, 2013

Operating Revenues

Operating revenues for the three months ended September 30, 2013 were $nil

Operating revenues for the period ended September 30, 2012 were $nil.

Operating Expenses and Net Loss

Operating expenses for the three month period ended September 30, 2013 were $18,254 which is comprised of consulting fees of $nil, professional fees of $2,151, salaries and benefits of $nil, rent of $nil, general and administrative expenses of $14,098 and interest expenses of $2,005.

Operating expenses for the three month period ended September 30, 2012 were $0.

Net loss for the period ended September 30, 2013 was 18,254.
Net loss for the period ended September 30, 2012 was $0.

Liquidity and Capital Resources

As of September 30, 2013 and December 31, 2012, the Company’s cash balance (bank indebtedness) was $6,093 and $16, respectively.  As of September 30, 2013, the total asset balance was $10,093.

As of September 30, 2013, the Company had total liabilities of $2,229,988 compared with total liabilities of $3,096 as of December 31, 2012. The increase in total liabilities is mainly attributed to the liabilities assumed pursuant to the Share Exchange Agreement, dated March 21, 2013, among the Company, Allerayde SAB Limited and the sole shareholder of Allerayde SAB Limited (the “Share Exchange Agreement”).

As of September 30, 2013, the Company had a working capital deficit of $2,219,895 compared to a deficit of $3,080 as of December 31, 2012.

Cash flows from Operating Activities

During the period ended September 30, 2013, the Company used cash of  $19,872 of cash from operating activities compared to $0 of cash used by operating activities during the period ended September 30, 2012.

Cash flows from Investing Activities

During the period ended September 30, 2013, the Company received $0 of cash from investing activities compared to $0 for the period ended September 30, 2012.

Cash flows from Financing Activities

During the period ended September 30, 2013, the Company received $27,500 of cash in financing activities compared to $0 for the period ended September 30, 2012. During the period ended September 30, 2013, the Company converted debt of $ 95,597 into shares of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September  30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing Reference

31.01	Certification of Principal Executive and Financial Officer Pursuant to Rule 13a-14.	Filed herewith.

32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLERAYDE SAB, INC.

Dated: November 19, 2013	/s/ Michael J. Rhodes
By: Michael J. Rhodes
Title: President, Chief Executive Officer, Secretary & Treasurer