Form 10-K
period 2013-12-31
STRAGENICS, INC.
filed 2014-09-30
CIK 1456993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

☐     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

STRAGENICS, INC.

(Exact name of registrant as specified in its charter)

Florida	333-157565	26-4065800
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

100 Rialto Place, Suite 700 Melbourne, FL 32901 (Address of principal executive offices) (321)-541-1216 (Registrant’s Telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2014 was $1,313,284 based upon the price ($0.10) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is quoted on the OTCQB under the symbol “ASAB.”

As of September 29, 2014, there were 89,005,249 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” are references to the combined business of Stragenics, Inc. and Allerayde SAB, Inc.

●	“UK” refer to the United Kingdom;
●	“Stragenics,” formerly known as Allerayde SAB, Inc., refers to Stragenics, Inc., a company incorporated under the laws of the State of Florida, USA;

●	“Allerayde” refers to Allerayde SAB Limited, a limited liability company incorporated under the laws of UK.

●	“Pound” and “£” refers to the legal currency of the United Kingdom. According to the currency exchange website www.xe.com as of April 2, 2014, US$1.00= 0.601544 £; 1 Pound = US $1.66239;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Recent Developments

The statements in this Annual Report on Form 10-K contained in the Business Section as well as the Managements’ Discussion and Analysis Section speak as of December 31, 2013. Since that date, as set forth in our Current Report on Form 8-K filed with the SEC on March 10, 2014, on March 4, 2014, Michael J. Rhodes, the Company’s former Chief Executive Officer, Secretary, Treasurer and director entered into a Stock Purchase Agreement (the “Agreement”), with Alan W. Grofe, an individual, to sell and transfer 75,872,411 restricted shares of our common stock (the “Shares”) owned by Mr. Rhodes to Mr. Grofe. In the Agreement, Mr. Rhodes agreed to transfer all 75,872,411 shares to Mr. Grofe, in a private transaction. As a result of the transfer of the Shares, which constitute 85.24% of the issued and outstanding common stock, a change in control of the Company occurred, with control transferring from Mr. Rhodes to Mr. Grofe. In addition, on March 4, 2014, the Board of Directors appointed Alan W. Grofe as a Director and Mr. Rhodes resigned from his positions as President and Chief Executive Officer, Secretary, Treasurer and as a director of the Company.

After accepting Mr. Rhodes resignation, the Board of Directors of the Company appointed Mr. Grofe to the positions of President and Chief Executive Officer, Secretary and Treasurer, to serve in each capacity until such time as his successor is named.

Mr. Grofe is an experienced executive and entrepreneur with more than 25 years of experience as a senior executive in both public and private corporations in the healthcare and information technology industries. Previously, he served as President of Healthnostics, Inc., a public medical and biotechnology analytics company. Prior to this position, he was a founder, President and COO of H-Quotient, Inc., where he directed strategic product development, sales, marketing and support. He also currently serves as President of the Ferde Grofé Foundation and was recently President of the Manassas Symphony Orchestra. He received his BA in Psychology from California State University, Dominguez Hills.

As reported in our Current Report on Form 8-K filed with the SEC on April 29, 2014, the Board of Directors adopted an amendment to the Company’s Certificate of Incorporation to change its name from Allerayde SAB, Inc. to Stragenics, Inc., (the “Name Change”). As a result of the Name Change, the Company’s new CUSIP Number is 862576105, while its trading symbol remains unchanged. The Amendment became effective on April 28, 2014.

After the filing of this report, the Company plans to divest the Allerayde business and pursue acquisitions of other business the Board of Directors may approve from time to time.

Overview

Stragenics, Inc., formerly Allerayde SAB, Inc. and Resource Exchange of America Corp. (the “Company”), was incorporated under the laws of the State of Florida on January 15, 2009. On March 21, 2013, the Company entered into a Share Exchange Agreement with Allerayde and Michael Rhodes, the sole member of Allerayde (the “Allerayde Stockholder”) (the “Share Exchange Agreement”), where the Allerayde Stockholder transferred 100% of the membership interests of Allerayde held by him, in exchange for an aggregate of 75,872,411 newly issued shares of our Common Stock (the “Share Exchange Transaction). As a result of the Share Exchange Transaction, Allerayde became a wholly-owned subsidiary of the Company, and the Company engaged in the business of developing and manufacturing allergy management products in the United Kingdom and other countries such as the U.S. and Canada.

On March 4, 2014, Michael J. Rhodes, Allerayde’s ’s former Chief Executive Officer, Secretary, Treasurer and director entered into a Stock Purchase Agreement (the “Agreement”), with Alan W. Grofe, an individual, to sell and transfer 75,872,411 restricted shares of our common stock (the “Shares”) owned by Mr. Rhodes to Mr. Grofe. In the Agreement, Mr. Rhodes agreed to transfer all 75,872,411 shares to Mr. Grofe, in a private transaction. As a result of the transfer of the Shares, which constitute 85.24% of the issued and outstanding common stock, a change in control of the Company occurred, with control transferring from Mr. Rhodes to Mr. Grofe, In addition, on March 4, 2014, the Board of Directors appointed Alan W. Grofe as a Director and Mr. Rhodes resigned from his positions as President and Chief Executive Officer, Secretary, Treasurer and as a director of the Company.

After the filing of this Report, Stragenics plans to divest the Allerayde business and pursue acquisitions of other business the Board of Directors may approve from time to time. This is being done because the Board of Directors has determined that the business of Allerayde is unlikely to be profitable or attractive to investors to be able to raise capital. Therefore, the Company will have no operations or assets unless it makes an acquisition of another business. The Company is currently reviewing due diligence on several private company acquisition candidates, however, there can be no assurance that the Company will successfully make an acquisition or that such acquisition will be successful for the Company and its shareholders.

Plan of Operations

GENERAL

The Company's current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. As of the date of this Report, the Company is reviewing due diligence for several acquisition candidates.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred. If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

MANAGEMENT

The Company is in the development stage and currently has no full time employees. Mr. Alan Grofe is the Company’s sole officer and director and controlling shareholder. Mr. Grofe has been and will continue to devote a limited portion of his time to the activities of the Company without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Grofe and the potential demands of the Company's activities. The amount of time spent by Mr. Grofe on the activities of the Company is not predictable. Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between.

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval. In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company's securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction. Other types of transactions may require prior approval of the stockholders. In the event a proposed business combination or business acquisition transaction requires stockholder approval, the Company will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal. Minority shareholders may have the right, buy usually do not, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter's rights and elect to be paid the fair value of their shares.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts (See Management). Although there are no current plans to do so, Company management may hire an outside consultant to assist in the investigation and selection of business opportunities, and may pay a finder's fee. Since Company’s management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, due to the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

In analyzing potential business opportunities, Company management anticipates that it will consider, among other things, the following factors: potential for growth and profitability indicated by new technology, anticipated market expansion, or new products; the Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders; whether, following the business combination, the financial condition of the significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission.

Possible merger companies will be examined based on competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole; strength and diversity of existing management or management prospects that are scheduled for recruitment; the cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and the accessibility of required management expertise, personnel, raw materials services, professional assistance, and other required items. In regard to the possibility that the shares of the Company would qualify for listing, potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and Company history; management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such Company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger or acquisition transaction; and the like. As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and takes other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of penny stocks. The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the penny stock regulations. Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, who have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

FORM OF ACQUISITION

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired Company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In certain transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company’s securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms. As a general matter, the Company anticipates that it, and/or its principal stockholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specific grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, such requirement may impact the specific business opportunity due to the likely inability of the Company to pay until a definitive agreement is executed.

Allerayde Business

Allerayde was incorporated on January 13, 2012 in United Kingdom by Michael Rhodes and was 100% owned by Mr. Rhodes. Mr. Rhodes was the Chief Executive Officer of Allerayde.

The following diagram sets forth the structure of the Company as of the date of this Report herein:

Product Offering

Allerayde is engaged in the business of developing and manufacturing an innovative anaphylaxis pen product and other consumer health care products for allergy and eczema patients.

AAAPen®

Allerayde’s principal product is the AAAPen®. The AAAPen® is a new anaphylaxis pen for the emergency treatment of anaphylaxis, the severe allergic shock, which may be identified by various rapid onset symptoms following exposure to certain allergens—such as insect venoms, peanuts, seafood, latex, etc.— that have caused symptoms from different leveled reactions. When the first signs of anaphylaxis are being experienced, that is when the AAAPen® shall be used.

Allerayde believes, the AAAPen®, avoids many of the technical shortcomings and high costs of manufacturing of other comparable devices delivering a higher level of reliability than existing products in the market at a selling price of approximately half of the current leader’s in the anaphylaxis treatment field. There are certain possible side effects associated with using the AAAPen® that patients shall be cautious about, including headache, nausea and vomiting, dizziness, paleness, sweating, anxiety and nervousness, shaking (usually of the hands), palpitations, tachycardia, arrhythmias, and difficulties with breathing. AAAPen® is a working prototype that is developed by Allerayde. An AAAPen® consists of the following three components: (i) an auto-injector unit, the drug delivery device, which is assembled with (ii) a syringe unit, which contains (iii) a generic drug, adrenaline. Adrenaline is a naturally occurring catecholamine secreted by the adrenal medulla in response to exertion or stress. It is a sympathomimetic amine which is a potent stimulant of both alpha and beta adrenergic receptors and its effects on target organs are complex. It is the medicinal product of choice to provide rapid relief of hypersensitivity reactions to allergies or to idiopathic or exercise induced anaphylaxis.

Below is a picture of an AAAPen® prototype.

Here is how an AAAPen® functions: in the event of anaphylaxis, the auto-injector in the AAAPen® will deliver a pre-set dose of adrenaline intra muscularly to the patient. The patient shall inject the AAAPen® only into the anterolateral aspect of the thigh. The injected area may be lightly massaged for 10 seconds following injection. Each AAAPen® is for single use only. Our initial plan is to develop and make available the AAAPen® with two dosages: 0.15mg of adrenaline in each AAAPen® for children and 0.3mg for adults, both delivered from a 1 in 1000 concentration solution. Our product will be prescribed by clinicians from hospital and family practice.  In some markets, e.g. Spain, Portugal, Greece and Canada, our product will be available over the counter.

The AAAPen® has been developed with an improved performance and lower costs of manufacture and distribution than its competitors. The Company believes that AAAPen® has a strong list of features as follows:

☐	Long Shelf Life--Expected to be 24 months from the date of manufacture (to be determined upon the test data)

☐	Low Failure Rate— Expected to be less than 1 in 1,000 persons

☐	Storable at a wide range of temperatures—Expected to be available for storage at 2-30 Celsius degrees

☐	No specific storage requirements

☐	Acceptable power of injection—Not too powerful nor too weak when patients are applying the AAAPen® and trying to penetrate outer clothing

☐	Toleration of significant shock-- The AAAPen® should be able to withstand the force of dropping, significant vibration and other shocks without loss of function such as breaking of seals, unplanned firing of the auto injector etc.

☐	Latest technology

☐	Not light sensitive – Adrenaline solutions are light sensitive. However, the auto-injector on the AAAPen® incorporates a closable viewing window which protects the adrenalin solution from the light when closed.

☐	Avoid Needle-stick injury – The needle of the auto-injector can be easily retracted after used, which will avoid the risk of infection from using the needle when patients fire the auto-injector.

☐	One concentration of adrenaline—The AAAPen® will have a single concentration of 1:1000, but only half of the volume will be used for children’s doses, resulting in a reduction in production cost and avoidance of potential wastage. The 1:1000 concentrations also has better stability in terms of a longer shelf life compared to other marketed products which have different concentrations for adult (typically 1:1000) and child (typically 1:2000) doses.

☐	Possibility of extra dosage forms

☐	Short chain of distribution

Allerayde believes that one significant advantage of the AAAPen® is the pricing advantage because Allerayde’s supplier of auto-injectors utilizes the latest automatic manufacturing techniques that enable a low production cost. The production cost of the AAAPen® is only about half of the nearest competitor’s (Epipen).

On the next stage of the development of the AAAPen®, Allerayde will make minor modifications to the auto-injector unit to accommodate a specific syringe as the most suitable device for achieving the best stability of the adrenaline by optimizing the formulation, filling the adrenaline in a none-oxygen atmosphere, and designing all syringe component parts, including the barrel and stoppers to be made of silicon.

Allergy, Asthma and Eczema Prevention and Treatment Products

Allerayde is also engaged in developing and manufacturing products for the prevention and relief of allergy, asthma and eczema. The products are available in the following categories: Barrier Covers, And Eczema Garments,

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive business combination opportunities. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

Employees

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Allerayde owns an office for its research and development activities at European Space Agency Business Incubation Center, Harwell, Oxford, United Kingdom.

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

PART II

ITEM 5.  MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

While there is limited public trading market for our Common Stock, our Common Stock is currently quoted on the OTC Market Group, Inc.’s OTCQB under the trading symbol “ASAB." Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. The reported high and low bid and ask prices for the common stock are shown below for the year ended December 31, 2013 and 2012.

	Bid
	High	Low
2012 Fiscal Year
First Quarter	$0.01	$0.00
Second Quarter	$0.01	$0.00
Third Quarter	$0.01	$0.00
Fourth Quarter	$0.02	$0.00

	Bid
	High	Low
2013 Fiscal Year
First Quarter	$0.13	$0.00
Second Quarter	$0.16	$0.05
Third Quarter	$0.32	$0.10
Fourth Quarter	$0.40	$0.10

Record Holders

As of December 31, 2013, an aggregate of 89,005,249 shares of our common stock were issued and outstanding and were owned by approximately 11 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

All unregistered sales of the Company’s securities have been disclosed on the Company’s current reports on Form 8-K and the Company’s quarterly reports on Form 10-Q.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Transfer Agent

During the fiscal year 2013, the transfer agent for the Company's common stock was Vstock Transfer, LLC at 77 Spruce Street, Suite 201, Cedarhurst, NY 11516. Since April 1, 2014, the transfer agent for the Company's common stock was changed to Pacific Stock Transfer at 4045 South Spencer Street Suite 403 Las Vegas, NV 89119.

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

RECENT DEVELOPMENTS

The statements in this Annual Report on Form 10-K contained in the Business Section as well as the Managements’ Discussion and Analysis Section speak as of December 31, 2013. Since that date, as set forth in our Current Report on Form 8-K filed with the SEC on March 10, 2014, on March 4, 2014, Michael J. Rhodes, the Company’s former Chief Executive Officer, Secretary, Treasurer and director entered into a Stock Purchase Agreement (the “Agreement”), with Alan W. Grofe, an individual, to sell and transfer 75,872,411 restricted shares of our common stock (the “Shares”) owned by Mr. Rhodes to Mr. Grofe. In the Agreement, Mr. Rhodes agreed to transfer all 75,872,411 shares to Mr. Grofe, in a private transaction. As a result of the transfer of the Shares, which constitute 85.24% of the issued and outstanding common stock, a change in control of the Company occurred, with control transferring from Mr. Rhodes to Mr. Grofe. In addition, on March 4, 2014, the Board of Directors appointed Alan W. Grofe as a Director and Mr. Rhodes resigned from his positions as President and Chief Executive Officer, Secretary, Treasurer and as a director of the Company.

After accepting Mr. Rhodes resignation, the Board of Directors of the Company appointed Mr. Grofe to the positions of President and Chief Executive Officer, Secretary and Treasurer, to serve in each capacity until such time as his successor is named.

Mr. Grofe is an experienced executive and entrepreneur with more than 25 years of experience as a senior executive in both public and private corporations in the healthcare and information technology industries. Previously, he served as President of Healthnostics, Inc., a public medical and biotechnology analytics company. Prior to this position, he was a founder, President and COO of H-Quotient, Inc., where he directed strategic product development, sales, marketing and support. He also currently serves as President of the Ferde Grofé Foundation and was recently President of the Manassas Symphony Orchestra. He received his BA in Psychology from California State University, Dominguez Hills.

As reported in our Current Report on Form 8-K filed with the SEC on April 29, 2014, the Board of Directors adopted an amendment to the Company’s Certificate of Incorporation to change its name from Allerayde SAB, Inc. to Stragenics, Inc., (the “Name Change”). As a result of the Name Change, the Company’s new CUSIP Number is 862576105, while its trading symbol remains unchanged. The Amendment became effective on April 28, 2014.

After the filing of this report, the Company plans to divest the business of Allerayde and pursue acquisitions of other business the Board of Directors may approve from time to time.

RESULTS OF OPERATIONS FOR THE ALLERAYVDE BUSINESS

Working Capital

	December 31,	December 31,
	2013	2012
Current Assets	0	16
Current Liabilities	3,060,602	3,096
Working Capital Deficit	(3,060,602)	(3,080)

Cash Flows

	Year Ended December 31, 2013	Period Ended December 31, 2012
Cash Flows provided by (used in) Operating activities	(82,771)	12
Cash Flows provided by Investing Activities	-	-
Cash Flows provided by Financing Activities	81,909	15
Exchange rate effect on cash	846	(11)
Net Increase (decrease) in Cash During Period	(16)	16

For the year ended December 31, 2013

Operating Revenues

Operating revenues for the year ended December 31, 2013 were $16,289, which were proceeds from a grant.

Operating revenues for the year ended December 31, 2012 were $nil.

Operating Expenses Other Income (Expenses) and Net Loss

Operating expenses for the year ended December 31, 2013 were $136,580 which is comprised of consulting fees of $45,500, professional fees of $49,584, salaries and benefits of $8,184, office expense of $18,655, filing fees of $6,964, and general and administrative expenses of $7,693.

Other Income (Expenses) for the year ended December 31, 2013 were $468,155 which is comprised of interest expense of $107,198, amortization of debt discount of $34,215, change in the fair value of derivative liabilities of $336,242 and bad debt expense of $4,000, which were offset by $13,500 of debt forgiveness.

Operating expenses for the year ended December 31, 2012 were $3,084.

Net loss for the year ended December 31, 2013 was $588,446.

Net loss for the year ended December 31, 2012 was $3,084.

Liquidity and Capital Resources

As of December 31, 2013 and December 31, 2012, the Company’s cash balance (bank indebtedness) was $(409) and $16, respectively.  As of December 31, 2013, the total asset balance was $nil.

As of December 31, 2013, the Company had total liabilities of $3,060,602 compared with total liabilities of $3,096 as of December 31, 2012. The increase in total liabilities is mainly attributed to the liabilities assumed pursuant to the Share Exchange Agreement, dated March 21, 2013, among the Company, Allerayde SAB Limited and the sole shareholder of Allerayde SAB Limited (the “Share Exchange Agreement”).

As of December 31, 2013, the Company had a working capital deficit of $3,060,602 compared to a deficit of $3,080 as of December 31, 2012.

It is the belief of management that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be available. However, there is no legal obligation for management to provide additional future funding. Should Management fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities. The Company’s need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Cash flows from Operating Activities

During the year ended December 31, 2013, the Company used cash of $82,771 of cash from operating activities compared to $12 of cash provided by operating activities during the year ended December 31, 2012.

Cash flows from Investing Activities

During the year ended December 31, 2013, the Company used $0 cash from investing activities compared to $0 for the year ended December 31, 2012.

Cash flows from Financing Activities

During the year ended December 31, 2013, the Company received $81,909 of cash from financing activities compared to $15 for the year ended December 31, 2012. During the year ended December 31, 2013, the Company converted debt of $ 92,500 and accrued interest of $30,965 into shares of common stock.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous Independent Accountants

On May 9, 2013, in connection with the Company’s acquisition of the assets and operations of Allerayde and the related change in control of the Company, Board of Directors of the Company approved to terminate Bobbitt, Pittenger & Company, P.A. (“BPC”) as the Company’s independent registered public accounting firm.

The Company’s consolidated financial statements of the fiscal years ended December 31, 2012 and December 31, 2011 were audited by BPC’s reports on our financial statements, which did not contain an adverse opinion, a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2012 and 2011 and through May 9, 2013, (a) there were no disagreements with BPC on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BPC, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

New Independent Registered Public Accounting Firm

On May 9, 2013, the Board of Directors of the Company ratified and approved the appointment of Silberstein Ungar, PLLC (“Silberstein Ungar”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2013. Silberstein Ungar is located at 30600 Telegraph Road, Suite 2175, Bingham Farms, MI 48025.

For the period ending December 31, 2013 t neither the Company nor anyone on the Company's behalf consulted with Silberstein Ungar regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(v) of Regulation S-K.

On August 11, 2014, Stragenics, Inc., (former known as Allerayde SAB, Inc., (the “Company”) was notified by Silberstein Ungar, PLLC (“Silberstein Ungar”), the Company’s independent registered accounting firm, via a letter dated August 4, 2014 that its employees had been hired by the accounting firm of KLJ & Associates, LLP (“KLJ & Associates”) and that Ronald Silberstein joined KLJ & Associates as a non-equity partner. As a result, on August 6, 2014, Silberstein Ungar resigned as the Company’s independent registered public accounting firm, for which the Company received notification on August 11, 2014. On August 11, 2014, the Company’s Board of Directors approved the engagement of KLJ & Associates as the Company’s independent registered public accounting firm.

During the fiscal years ended December 31, 2013 and December 31, 2012, and through the subsequent interim period preceding KLJ & Associates’ engagement, the Company did not consult with KLJ & Associates on either (1) the application of accounting principles to a specific transaction, either completed or proposed, the type of audit opinion that may be rendered on the Company’s financial statements, and KLJ & Associates did not provide a written report or oral advice to the Company that KLJ & Associates concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

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

As required by Rule 13a-15 under the Exchange Act, we are required to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the Company’s evaluation, management concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of December 31, 2013.

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

Under the supervision and with the participation of management, including the Chief Executive Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We have limited segregation of duties. – We have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information.

2.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

3.	We did not maintain appropriate cash controls – As of December 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

4.	We did not implement appropriate information technology controls – As at December 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Our Board of Directors, in particular and in connection with the aforementioned deficiencies, intends to establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal year 2014.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Changes in Internal Control over Financial Reporting

On March 21, 2013, Mr. Mark Dresner resigned from all of his positions with Allerayde and Mr. Michael Rhodes was appointed as the CEO, President, Treasurer, Secretary and director of the Company. On March 6, 2014, Mr. Michael Rhodes resigned from all his positions with Allerayde and the Board of Directors appointed Mr. Alan W. Grofe as President, Chief Executive Officer, Secretary, Treasurer and a director of the Company.

Except for the foregoing, there has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

Our current sole director and executive officer is as follows:

Name and Age	Position(s) Held	Tenure	Other Public Company Directorships
Alan W. Grofe, 70	CEO, President, and Director	From March 6, 2014 to present	None

Below is our former directors and officers during the fiscal year 2013:

Name and Age	Position(s) Held	Tenure	Other Public Company Directorships
Michael J. Rhodes, 59	CEO, President, and Director	From March 21, 2013 to March 6, 2014	None

Name and Age	Position(s) Held	Tenure	Other Public Company Directorships
Mark Dresner, 59	CEO, President, and Director	From December 12, 2012 to March 21, 2013	None

Background and Business Experience

Mr. Grofe is an experienced executive and entrepreneur with more than 25 years of experience as a senior executive in both public and private corporations in the healthcare and information technology industries. Previously he served as President of Healthnostics, Inc., a public medical and biotechnology analytics company. Prior to this position, he was a founder, President and COO of H-Quotient, Inc., where he directed strategic product development, sales, marketing and support. He also currently serves as President of the Ferde Grofé Foundation, Inc., officer and director of the Owl Conservancy, Inc. and was recently President of the Manassas Symphony Orchestra. He received his BA in Psychology from California State University, Dominguez Hills.

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

We believe that Mr. Grofe should serve as a Director of the Company based on his extensive experience and knowledge of the healthcare industry.

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

Identification of Significant Employees

During fiscal year 2013, there were no other significant employees other than Michael Rhodes and Mark Dresner during their respective terms in office. Currently, other than Alan W. Grofe, we do not have any significant employees.

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

Code of Ethics

Our Board of Directors anticipates adopting a new code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The new code will address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2013 and 2012.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Michael J. Rhodes, President, CEO and Director (1)	2013 2012	$ $	nil nil	nil nil	nil nil	$ $	nil nil	nil nil	nil nil	$ $	nil nil	$ $	nil nil

Mark Dresner Former President, CEO (2)	2013 2012	$ $	nil nil	nil nil	nil nil	$ $	nil nil	nil nil	nil nil	$ $	nil nil	$ $	nil nil

Kenneth McBride Former President, CEO (3)	2012	$	nil	nil	nil	$	nil	nil	nil	$	nil	$	nil

(1)  Michael Rhodes was appointed as the Company’s CEO, President and director on May 1, 2012 but he resigned from all positions on December 12, 2012. He was re-elected as the Company’s CEO, President and director on March 21, 2013 and served the Company until March 6, 2014.

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

Outstanding Equity Awards at Fiscal Year-End

No named executive officer received any equity awards, or holds exercisable or non-exercisable options, as of the years ended December 31, 2013 and 2012.

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

As of date of this Annual Report, there were 89,005,250 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount, Nature and Percentage of Beneficial Ownership (2)
	(Officers and Directors)
Alan W. Grofe (President, CEO, Secretary, Treasurer and director)	75,872,411 shares (voting)	85.24%

All Directors and Officers, as a Group	75,872,411 shares (voting)	85.24%

	(5% Securities Holders)
Alan W. Grofe (President, CEO, Secretary, Treasurer and director)	75,872,411 shares (voting)	85.24%

(1)	The address for the sole officer and director is at 100 Rialto Place, Suite 700, Melbourne, FL 32901.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (89,005,250 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

On March 21, 2013, the Company, Allerayde SAB Limited and Mr. Mike Rhodes, our former CEO, President, Treasurer, Secretary and director entered into a Share Exchange Agreement, pursuant to which Mr. Rhodes transferred 100% of the membership interests of Allerayde held by him in exchange for an aggregate of 75,872,411 shares of the Company’s Common Stock.

Except as the foregoing, during the fiscal year ended December 31, 2013, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

●	Disclosing such transactions in reports where required;
●	Disclosing in any and all filings with the SEC, where required;
●	Obtaining disinterested directors consent; and
●	Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTC Pink on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  According to the NASDAQ definition, Mr. Alan W. Grofe is not deemed as an independent director of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2013		Year Ended December 31, 2012
Audit fees		$20,000		$2,500
Audit-related fees	$	nil	$	nil
Tax fees	$	nil	$	nil
All other fees	$	nil	$	nil
Total		$20,000		$2,500

Audit Fees

We incurred $20,000 and $2,500 in fees to our principal independent accounting firm for professional services rendered in connection with the audit and reviews of our financial statements for the year ended December 31, 2013 and 2012, respectively.

Audit-Related Fees

The aggregate fees billed during the years ended December 31, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the years ended December 31, 2013 and 2012 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the years ended December 31, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $nil and $nil, respectively.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit	Filing Reference
3.01	Articles of Incorporation	Filed with the SEC on February 27, 2009 as part of our Registration Statement on Form S-1.
3.01(a)	Amended Articles of Incorporation	Filed with the SEC on February 25, 2010 as part of our Current Report on Form 8-K.
3.01(b)	Amended Articles of Incorporation	Filed with the SEC on May 4, 2012 as part of our Current Report on Form 8-K.
3.01(c)	Amendment to Articles of Incorporation	Filed with the SEC on January 31, 2013 as part of our Current Report on Form 8-K.
3.01(d)	Amendment to Articles of Incorporation	Filed with the SEC on May 1, 2013 as part of our Current Report on Form 8-K.
3.01€	Amendment to Articles of Incorporation	Filed with the SEC on April 29, 2014 as part of our Current Report on Form 8-K
3.02	Bylaws	Filed with the SEC on February 27, 2009 as part of our Registration Statement on Form S-1.
10.01	Termination Agreement to Asset Acquisition Agreement between the Company and UTP Holdings, LLC dated April 2, 2013.	Filed herewith
21.01	List of Subsidiaries	Filed herewith.
31.01	Certification of Principal Executive and Financial Officer Pursuant to Rule 13a-14.	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRAGENICS, INC.
Dated: September 30, 2014
/s/ Alan W. Grofe
By: Alan W. Grofe
Title: President, CEO, Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: September 30, 2014
/s/ Alan W. Grofe
Alan W. Grofe, Director

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

FINANCIAL STATEMENTS

DECEMBER 31, 2013

STRAGENICS, INC.

Consolidated Financial Statements

December 31, 2013

(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Stragenics, Inc.

Melbourne, Florida

We have audited the accompanying balance sheets of Stragenics, Inc., as of December 31, 2013, and the related statements of operations and other comprehensive income (loss), stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stragenics, Inc., as of December 31, 2013 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Stragenics, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

St. Louis Park, MN

September 4, 2014

1660 South Highway 100

Suite 500

St . Louis Park, MN 55416

630.277.2330

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Allerayde SAB Limited

New Balderton, Newark, Nottinghamshire

We have audited the accompanying balance sheet of Allerayde SAB Limited (the “Company”) as of December 31, 2012 and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the period from January 13, 2012 (Date of Inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allerayde SAB Limited as of December 31, 2012 and the results of its operations and its cash flows for the period from January 13, 2012 (Date of Inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 8, 2013

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
Current Assets
Cash and equivalents	$0	$16
Total Current Assets	0	16

TOTAL ASSETS	$0	$16

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Bank overdraft	$409	0
Accounts payable and accrued expenses	134,616	3,096
Accrued interest	220,603	0
Convertible notes payable, net of discount of $1,016	1,430,665	0
Derivative liability	735,979	0
Due to related parties	431,061	0
Line of credit – related party	50,300
Loans payable, net of discount of $286	56,969	0
Total Liabilities	3,060,602	3,096

Stockholders’ Deficit
Preferred Stock Authorized: 100,000,000 preferred shares. No shares issued and outstanding at December 31, 2013 and 2012	0	0
Common Stock, 400,000,000 shares of common stock with par value of $.0001, (2012 - unlimited shares authorized no par value); Issued 89,005,249 shares of common stock issued and outstanding ( 2012- 10 shares issued and outstanding )	8,901	15
Additional paid in capital	114,643	0
Accumulated other comprehensive loss	835	(11)
Accumulated deficit	(3,184,981)	(3,084)
Total Stockholders’ Deficit	(3,060,602)	(3,080)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$16

See accompanying notes to financial statements.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2013

FOR THE PERIOD FROM JANUARY 13, 2012 (INCEPTION) TO DECEMBER 31, 2012

	Year ended December 31, 2013	Period ended December 31, 2012

REVENUES	$16,289	$0

EXPENSES
Professional fees	49,584	2,500
Consulting fees	45,500	0
Salaries and benefits	8,184	0
Office expense	18,655	0
Filing and registration	6,964	0
General and administrative	7,693	584
TOTAL EXPENSES	136,580	3,084

LOSS FROM OPERATIONS	(120,291)	(3,084)

OTHER INCOME (EXPENSES)
Interest expense	(107,198)	0
Forgiveness of debt	13,500	0
Amortization of debt discount	(34,215)	0
Change in fair value of derivative liabilities	(336,242)	0
Bad debt expense	(4,000)	0
TOTAL OTHER INCOME (EXPENSE)	(468,155)	0

LOSS BEFORE PROVISION FOR INCOME TAXES	(588,446)	(3,084)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(588,446)	$(3,084)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	846	(11)

TOTAL COMPREHENSIVE LOSS	$(587,600)	$(3,095)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(308.40)

TOTAL COMPREHENSIVE LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(309.50)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	69,233,711	10

See accompanying notes to financial statements.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

AS OF DECEMBER 31, 2013

	Common stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total

Inception, January 12, 2012	-	$-	$-	$-	$-	$-

Issuance of common stock for cash	10	15	-	-	-	15

Net loss and other comprehensive loss for the period ended December 31, 2012	-	-	-	(11)	(3,084)	(3,095)

Balance, December 31, 2012	10	15	0	(11)	(3,084)	(3,080)

Merger/recapitalization	786,328	64	-	-	(2,593,451)	(2,593,387)

Shares issued in connection with merger	75,872,411	7,587	(7,587)	-	-	0

Conversion of debt to common stock	12,346,500	1,235	122,230	-	-	123,465

Net loss and other comprehensive income for the year	-	-	-	846	(588,446)	(587,600)

Balance, December 31, 2013	89,005,249	$8,901	$114,643	$835	$(3,184,981)	$(3,060,602)

See accompanying notes to financial statements.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013

FOR THE PERIOD FROM JANUARY 13, 2012 (INCEPTION) TO DECEMBER 31, 2012

	Year ended December 31, 2013	Period ended December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(588,446)	$(3,084)
Adjustments to reconciled net loss to net cash provided by operating activities:
Forgiveness of debt	(13,500)	0
Amortization of debt discount	34,215	0
Change in fair value of derivative liabilities	336,242	0
Bad debt expense	4,000	0
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	37,523	3,096
Increase in accrued interest	107,195	0
Net Cash Provided by (Used in) Operating Activities	(82,771)	12

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	409	0
Proceeds from promissory notes	25,000	0
Proceeds from convertible notes payable	56,500	0
Proceeds from issuance of common stock	0	15
Net Cash Provided by Financing Activities	81,909	15

Exchange rate effect on cash	846	(11)

NET INCREASE (DECREASE) IN CASH	(16)	16

Cash and equivalents, beginning of period	16	0
Cash and equivalents, end of period	$(0)	16

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net liabilities acquired on merger/recapitalization	$2,593,387	$0
Common stock issued for debt and accrued interest	$123,465	$0

See accompanying notes to financial statements.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Stragenics, Inc., formerly known as Mobieyes Software, Inc. (the “Company” or “Stragenics”) was incorporated under the laws of the State of Florida on January 15, 2009. On February 23, 2010, the Company changed its name to Resource Exchange of America Corp. Effective April 30, 2013, the Company changed its name to Allerayde SAB, Inc. Effective April 28, 2014, the Company changed its name to Stragenics, Inc. The Company’s prior business was a mobile enterprise software company aimed at improving productivity of field service organizations. Upon completion of the acquisition of assets from UTP Holdings, LLC on February 22, 2010, the Company adopted the business of UTP Holdings, LLC. The Company was engaged in the business of recycling ferrous and nonferrous metals to customers in the United States and abroad.

On March 21, 2013, the Company entered into a Share Exchange Agreement with Allerayde SAB Limited. (“Allerayde”) and Mike Rhodes, the sole member of Allerayde (the “Allerayde Stockholder”) (the “Share Exchange Agreement”). This share exchange transaction constituted a reverse merger and a recapitalization of Stragenics (formerly Allerayde).  In conjunction with this reverse merger, the historical accounts of Allerayde SAB Limited become the historical accounts of the Company for accounting purposes.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents

Stragenics considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2013 and 2012, respectively, the Company had $0 and $16 of cash and a bank overdraft of $409 and 0.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses, convertible notes payable, derivative liability, amounts due to related parties and loans payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Foreign Currency

The operations of the Company were located in England and Wales. Stragenics maintained a Great Britain Pounds bank account. The functional currency is the U.S. Dollar. Transactions in foreign currencies other than the functional currency, if any, are re-measured into the functional currency at the rate in effect at the time of the transaction. Monetary assets and liabilities denominated in Great Britain Pounds are translated into U.S. Dollars at the rate in effect at the balance sheet date. Revenue and expenses denominated in Great Britain Pounds Dollars are translated at the average exchange rate.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2013.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

Stragenics does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow other than the pronouncement described above.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception, has an accumulated deficit of $3,184,981 as of December 31, 2013, has negative working capital, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – DUE TO RELATED PARTIES

The Company has amounts due to the former president of the Company and another company controlled by the former president totaling $431,061 as of December 31, 2013. The loans are unsecured, non-interest bearing and due on demand.

Effective March 18, 2010, the Company entered into a line of credit agreement with a company owned by the former President of the Company allowing for borrowings of up to $150,000 bearing interest at 8% per annum. The line of credit is unsecured and all borrowings plus interest are due on demand. The balance on the line of credit as of December 31, 2013 is $50,300.

NOTE 4 – PROMISSORY NOTES

On September 10, 2013 and September 24, 2013, the Company signed promissory notes with Capital Nordic Ltd. in the amounts of $3,000 and $5,000. The notes plus interest of $450 and $750 respectively were payable after 4 months. The notes are currently in default.

On August 1, 2013, the Company signed a promissory note with De Bondo Capital Limited in the amount of $18,700. The note had an original issue discount of $1,700 and was due on February 1, 2014. The discount was amortized over the life of the loan. The remaining unamortized discount was $286 as of December 31, 2013. The note is currently in default.

The Company has an amount due of $30,555 to an unrelated party as of December 31, 2013. The amount is unsecured, non-interest bearing and due on demand.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

(a) On February 22, 2010, the Company issued a $250,000 promissory note to the President of the Company. The note bears interest at 10% per annum, is unsecured, and was due on December 31, 2010. The holder may convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 75% of the average of the closing market price of the Company’s common stock during the five trading days immediately preceding the conversion date.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $175,081 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of December 31, 2013 is $250,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $162,790 as of December 31, 2013.

(b) On April 13, 2010, the Company entered into a $250,000 draw down promissory note agreement with a non-related party. Amounts drawn on this credit facility bear interest at 8% per annum, are unsecured, and were due on April 13, 2011. The holder could convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 75% of the average of the closing market price of the Company’s common stock during the thirty trading days immediately preceding the conversion date. On October 14, 2010, the conversion price was changed to be fixed at $0.45 per share.

As of December 31, 2013, the outstanding balance is $250,000. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $147,140 with an equivalent discount on the convertible debt. Upon modification of the conversion feature, the derivative liability was removed as the number of shares to be issued upon conversion became fixed.  The carrying value of the convertible debt as of December 31, 2013 is $250,000.

(c) Effective January 31, 2005, the former President of the Company entered into a line of credit agreement with a financial institution allowing for borrowings of up to $800,000 with annual interest at prime to be used to fund the operations of the Company. The line of credit is secured by the principal residence of the former President of the Company. Monthly interest-only payments are required. On October 21, 2010, the Company agreed to add a conversion option to the entire balance of principal and interest outstanding at any time on the line of credit. The President of the Company may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 75% of the average of the closing market price of the Company’s common stock during the five trading days immediately preceding the conversion date. The maturity date was December 31, 2011 and the note is now due on demand.

As of December 31, 2013, the outstanding balance is $788,472 (December 31, 2012 - $788,472). The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $592,991 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011.  The carrying value of the convertible debt as of December 31, 2013 is $788,472. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $513,422 as of December 31, 2013.

On August 18, 2011 the company defaulted on the payments owed to the financial institution. As a result, UTP Holdings LLC was obligated to make the monthly bank payments on behalf of the company. UTP Holdings LLC notified the company of the default and the payments.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

(d) On February 23, 2011, the Company issued an 8% convertible note for proceeds of $37,500 which matured on November 28, 2011. The holder could elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $37,500 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. On April 5, 2013, the promissory note of $37,500 and $13,387 of accrued interest was converted into 5,088,700 shares of common stock.

(e) On March 24, 2011, the Company issued an 8% convertible note for proceeds of $27,500 which matured on December 28, 2011. The holder could elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. On April 5, 2013, the promissory note of $27,500 and $9,320 of accrued interest was converted into 3,682,000 shares of common stock.

(f) On May 25, 2011 the Company issued an 8% convertible note for proceeds of $27,500 which matured on February 27, 2012. The holder could elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 61% of the average of the three lowest closing market prices during the ten day trading period immediately preceding the conversion date.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2012. On April 5, 2013, the promissory note of $27,500 and $8,258 of accrued interest was converted into 3,575,800 shares of common stock.

(g) On August 31, 2012 the Company issued a 6% convertible note for proceeds of $20,000 which matured on August 30, 2013. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to the market price of the stock as determined by taking the average trading price of the stock over the previous 30 days.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $1,407 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2013.  The carrying value of the convertible debt as of December 31, 2013 is $20,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $11,832 as of December 31, 2013. The note is currently in default.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

(h) On November 16, 2012 the Company issued a 6% convertible note for proceeds of $66,709 which matured on November 16, 2013. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to the market price of the stock as determined by taking the average trading price of the stock over the previous 30 days. The derivative liability related to this note is recalculated each reporting period.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $1,410 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2013.  The carrying value of the convertible debt as of December 31, 2013 is $66,709. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $39,465 as of December 31, 2013. The note is currently in default.

(i) The Company entered into a consultancy agreement with DeBondo Capital on January 7, 2013 to pay a sum of $50,000 to DeBondo for services to be provided during the first 4-5 months of 2013. DeBondo agreed to convert the fees due to a convertible loan in the amount of $50,000. The note matured on January 8, 2014 and bears interest at 5%. The holder of this note shall have the right, exercisable in whole or in part, to convert the outstanding principle and accrued interest hereunder into fully paid and non-assessable common shares of the Borrower's stock at fair market value.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $29,841 with an equivalent discount on the convertible debt. Amortization of the discount totaled $29,351 for the year ended December 31, 2013. The carrying value of the convertible debt as of December 31, 2013 was $49,510. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $5,450 as of December 31, 2013. The note is currently in default.

(j) On February 4, 2013, the Company signed a promissory note with DeBondo Capital Limited in the amount of $4,000. The note matured on February 4, 2014 and bears interest at 5%. The holder of this note shall have the right, exercisable in whole or in part, to convert the outstanding principle and accrued interest hereunder into fully paid and non-assessable common shares of the Borrower's stock at fair market value.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $2,408 with an equivalent discount on the convertible debt. Amortization of the discount totaled $2,183 for the year ended December 31, 2013. The carrying value of the convertible debt as of December 31, 2013 was $3,775. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $1,683 as of December 31, 2013. The note is currently in default.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

(k) On March 12, 2013, the Company signed a promissory note with Laurag Associates S.A. in the amount of $2,500. The note matured March 13, 2014 and bears interest at 5%. The holder of this note shall have the right, exercisable in whole or in part, to convert the outstanding principle and accrued interest hereunder into fully paid and non-assessable common shares of the Borrower's stock at fair market value.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $1,568 with an equivalent discount on the convertible debt. Amortization of the discount totaled $1,267 for the year ended December 31, 2013. The carrying value of the convertible debt as of December 31, 2013 was $2,199. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $1,337 as of December 31, 2013. The note is currently in default.

NOTE 6 – COMMON STOCK

The Company originally had an unlimited number of shares of no par value common stock.

On inception, the Company issued 10 shares of common stock at £1.00 per share to its founder for total cash proceeds of £10, which converted at its historical rate is $15. The Company closed a share exchange transaction effective March 23, 2013 with the shareholders of Resource Exchange of America Corp. This share exchange transaction constituted a reverse merger and a recapitalization of Allerayde.  In conjunction with this reverse merger, the historical accounts of Allerayde become the historical accounts of Resource Exchange of America Corp for accounting purposes. The shareholders of Allerayde were issued 75,872,411 shares of Resource Exchange, representing 98.97% of the issued and outstanding shares of Resource Exchange. At the time of the reverse merger there were 786,328 shares of common stock outstanding.

On January 31, 2013, the Company amended its Articles of Incorporation to increase the total authorized shares of common stock, par value $.0001 per share from 250,000,000 shares to 400,000,000 shares and to additionally authorize a total of 100,000,000 shares of preferred stock, par value $.0001 per share which may be issued by the Company.

On April 5, 2013, the Company issued 12,346,500 shares of common stock for debt of $92,500 and accrued interest of $30,965 for a total of $123,465.

As of December 31, 2013 there were 89,005,249 shares of common stock issued and outstanding.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company had entered into a lease agreement for its business premises which called for monthly payments in the amount of approximately £368 through May 31, 2014. The lease was assumed by the former CEO upon the change of control on March 4, 2014. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 8 – INCOME TAXES

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $591,530 that may be available to reduce future years’ taxable income arising from the same trade. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for corporate income tax at the expected rate of 34% consists of the following for the periods ended December 31, 2013 and 2012:

	2013	2012
Corporate income tax benefit attributable to:
Current Operations	$200,072	$1,050
Less: valuation allowance	(200,072)	(1,050)
Net provision for Corporate income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2013 and 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$201,122	$1,050
Less: valuation allowance	(201,122)	(1,050)
Net deferred tax asset	$0	$0

NOTE 9 – SUBSEQUENT EVENTS

On March 31, 2014, the Company issued a convertible promissory note for $15,000. The note is due on October 1, 2014, is unsecured and bears interest at 8%. The note and any accrued interest may be converted into shares of the Company’s common stock at fair market value.

On March 15, 2014, the Company entered into a lease for office space on a month-to-month basis. The lease requires monthly rental payments of $225.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

