Form 10-Q
period 2014-03-31
STRAGENICS, INC.
filed 2014-10-22
CIK 1456993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-157565

STRAGENICS, INC.

(Exact name of registrant as specified in its charter)

Florida	46-5209647
(State of incorporation)	(I.R.S. Employer Identification No.)

100 Rialto Place, Suite 700. Melbourne, FL 32901

(Address of principal executive offices)

321-541-1216

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 22, 2014 the registrant had 89,005,250 shares of common stock, par value $.0001 per share issued and outstanding.

STRAGENICS, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Stragenics, Inc., (formerly known as Allerayde SAB, Inc.), (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Stragenics" refers to: (i) Stragenics, Inc., formerly Allerayde SAB, Inc., a Florida corporation, and (ii) Allerayde SAB Limited, a U.K. company that is wholly-owned by the Company.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

FINANCIAL STATEMENTS

MARCH 31, 2014

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and equivalents	$5,681	$0
Total Current Assets	5,681	0

TOTAL ASSETS	$5,681	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Bank overdraft]	$0	$409
Accounts payable and accrued expenses	127,116	134,616
Accrued interest	233,680	220,603
Convertible notes payable, net of discount of $9,834 (2013 - $1,016)	1,436,847	1,430,665
Derivative liability	1,013,126	735,979
Due to related parties	431,061	431,061
Line of credit – related party	50,300	50,300
Loans payable, net of discount of $0 (2013 - $286)	57,255	56,969
Advances from shareholder	5,100	0
Total Liabilities	3,354,485	3,060,602

Stockholders’ Deficit
Preferred Stock Authorized: 100,000,000 preferred shares. No shares issued and outstanding at March 31, 2014 and December 31, 2013	0	0
Common Stock, 400,000,000 shares of common stock with par value of $.0001; Issued 89,005,250 shares of common stock issued and outstanding at March 31, 2014 and December 31, 2013	8,901	8,901
Additional paid in capital	114,643	114,643
Accumulated other comprehensive loss	835	835
Accumulated deficit	(3,473,183)	(3,184,981)
Total Stockholders’ Deficit	(3,348,804)	(3,060,602)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,679	$0

See accompanying notes to financial statements.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013

	Three months ended March 31, 2014	Three months ended March 31, 2013

REVENUES	$0	$16,289

EXPENSES
Professional fees	4,010	4,247
Consulting fees	0	50,000
Salaries and benefits	0	8,184
Office expense	1,179	1,640
Filing and registration	1,321	0
General and administrative	0	7,809
TOTAL EXPENSES	6,510	71,880

LOSS FROM OPERATIONS	(6,510)	(55,591)

OTHER INCOME (EXPENSES)
Interest expense	(13,077)	(5,634)
Amortization of debt discount	(1,302)	0
Change in fair market value of derivative liability	(267,313)	0
TOTAL OTHER INCOME (EXPENSE)	(281,692)	(5,634)

LOSS BEFORE PROVISION FOR INCOME TAXES	(288,202)	(61,225)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(288,202)	$(61,225)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments		(78)

TOTAL COMPREHENSIVE LOSS	$(288,202)	$(61,303)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

TOTAL COMPREHENSIVE LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	89,005,250	9,369,412

See accompanying notes to financial statements.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013

	Three months ended March 31, 2014	Three months ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(288,202)	$(61,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,302	0
Change in fair market value of derivative liability	267,313	0
Changes in assets and liabilities:
Increase in accounts receivable	0	(4,000)
Increase in accounts payable and accrued expenses	(7,500)	12,619
Increase in accrued interest	13,077	0
Net Cash Used in Operating Activities	(14,010)	(52,606)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(409)	0
Proceeds from promissory notes	15,000	0
Proceeds from convertible notes payable	0	54,000
Proceeds from issuance of common stock	0	0
Advances from shareholder	5,100	0
Net Cash Provided by Financing Activities	19,691	54,000

Exchange rate effect on cash	0	(78)

NET INCREASE IN CASH	5,681	1,316

Cash and equivalents, beginning of period	0	16

Cash and equivalents, end of period	$5,681	$1,332

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

See accompanying notes to financial statements.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Stragenics, Inc., formerly known as Allerayde SAB, Inc. (the “Company” or “Stragenics”) was incorporated under the laws of the State of Florida on January 15, 2009. On February 23, 2010, the Company changed its name to Resource Exchange of America Corp. Effective April 30, 2013, the Company changed its name to Allerayde SAB, Inc. Effective April 28, 2014, the Company changed its name to Stragenics, Inc. The Company’s prior business was a mobile enterprise software company aimed at improving productivity of field service organizations. Upon completion of the acquisition of assets from UTP Holdings, LLC on February 22, 2010, the Company adopted the business of UTP Holdings, LLC. The Company was then engaged in the business of recycling ferrous and nonferrous metals to customers in the United States and abroad.

On March 21, 2013, the Company entered into a Share Exchange Agreement with Allerayde SAB Limited. (“Allerayde”) and Mike Rhodes, the sole member of Allerayde (the “Allerayde Stockholder”) (the “Share Exchange Agreement”). This share exchange transaction constituted a reverse merger and a recapitalization of Stragenics (formerly Allerayde).  In conjunction with this reverse merger, the historical accounts of Stragenics become the historical accounts of Resource Exchange of America Corp for accounting purposes. The Company is now engaged in the business of developing and manufacturing allergy management products in the United Kingdom and other countries such as the U.S. and Canada.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents

Stragenics considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2014 and December 31, 2013, respectively, the Company had $5,681 and $0 of cash and a bank overdraft of $409

Fair Value of Financial Instruments

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

MARCH 31, 2014

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2014.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

Stragenics does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow other than the pronouncement described above.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception, has an accumulated deficit of $3,473,183 as of March 31, 2014, has negative working capital, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – DUE TO RELATED PARTIES

The Company has amounts due to the former president of the Company and another company controlled by the former president totaling $431,061 as of March 31, 2014. The loans are unsecured, non-interest bearing and due on demand.

Effective March 18, 2010, the Company entered into a line of credit agreement with a company owned by the former President of the Company allowing for borrowings of up to $150,000 bearing interest at 8% per annum. The line of credit is unsecured and all borrowings plus interest are due on demand. The balance on the line of credit as of March 31, 2014 is $50,300.

During the period ended March 31, 2014, the Company received advances from a shareholder of the company in the amount of $ 5,100. The advances are non- interest bearing and due on demand.

NOTE 4 – PROMISSORY NOTES

On September 10, 2013 and September 24, 2013, the Company signed promissory notes with Capital Nordic Ltd. in the amounts of $3,000 and $5,000. The notes plus interest of $450 and $750 respectively were payable after 4 months. The notes are currently in default.

On August 1, 2013, the Company signed a promissory note with DeBondo Capital Limited in the amount of $18,700. The note had an original issue discount of $1,700 and was due on February 1, 2014. The discount was amortized over the life of the loan. The remaining unamortized discount was $0 as of March 31, 2014. The note is currently in default.

The Company has an amount due of $30,555 to an unrelated party as of March 31, 2014. The amount is unsecured, non-interest bearing and due on demand.

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

MARCH 31, 2014

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $175,081 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of March 31, 2014 is $250,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $218,891 as of March 31, 2014.

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

As of March 31, 2014, the outstanding balance is $250,000. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $147,140 with an equivalent discount on the convertible debt. Upon modification of the conversion feature, the derivative liability was removed as the number of shares to be issued upon conversion became fixed.  The carrying value of the convertible debt as of March 31, 2014 is $250,000.

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

As of March 31, 2014, the outstanding balance is $788,472 (December 31, 2013 - $788,472). The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $592,991 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011.  The carrying value of the convertible debt as of March 31, 2014 is $788,472. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $690,356 as of March 31, 2014.

On August 18, 2011 the company defaulted on the payments owed to the financial institution. As a result, UTP Holdings LLC was obligated to make the monthly bank payments on behalf of the company. UTP Holdings LLC notified the company of the default and the payments.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. The debt was fully accreted as of March 31, 2013. On April 5, 2013, the promissory note of $27,500 and $8,258 of accrued interest was converted into 3,575,800 shares of common stock.

(g) On August 31, 2012 the Company issued a 6% convertible note for proceeds of $20,000 which matured on August 30, 2013. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to the market price of the stock as determined by taking the average trading price of the stock over the previous 30 days.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $1,407 with an equivalent discount on the convertible debt. The debt was fully accreted as of March 31, 2014.  The carrying value of the convertible debt as of March 31, 2014 is $20,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $12,282 as of March 31, 2014. The note is currently in default.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $1,410 with an equivalent discount on the convertible debt. The debt was fully accreted as of March 31, 2014.  The carrying value of the convertible debt as of March 31, 2014 is $66,709. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $44,721 as of March 31, 2014. The note is currently in default.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $29,841 with an equivalent discount on the convertible debt. Amortization of the discount totaled $29,351 for the year ended December 31, 2013. The remaining discount of $490 was amortized during the three months ended March 31, 2014. The carrying value of the convertible debt as of March 31, 2014 was $50,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $32,781 as of March 31, 2014. The note is currently in default.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $2,408 with an equivalent discount on the convertible debt. Amortization of the discount totaled $2,183 for the year ended December 31, 2013. The remaining discount of $225 was amortized during the three months ended March 31, 2014. The carrying value of the convertible debt as of March 31, 2014 was $4,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $2,623 as of March 31, 2014. The note is currently in default.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $1,568 with an equivalent discount on the convertible debt. Amortization of the discount totaled $1,267 for the year ended December 31, 2013. The remaining discount of $301 was amortized during the three months ended March 31, 2014. The carrying value of the convertible debt as of March 31, 2014 was $2,500. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $1,639 as of March 31, 2014. The note is currently in default.

On March 31, 2014, the Company issued a convertible promissory note for $15,000. The note is due on October 1, 2014, is unsecured and bears interest at 8%. The note and any accrued interest may be converted into shares of the Company’s common stock at fair market value. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $9,834 with an equivalent discount on the convertible debt. The debt discount will be amortized over the life of the debt.

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

As of March 31, 2014 there were 89,005,250 shares of common stock issued and outstanding.

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

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 8 – INCOME TAXES

As of March 31, 2014, the Company had net operating loss carry forwards of approximately $879,732 that may be available to reduce future years’ taxable income arising from the same trade. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for corporate income tax at the expected rate of 34% consists of the following for the three months ended March 31, 2014 and 2013:

	2014	2013
Corporate income tax benefit attributable to:
Current Operations	$97,989	$20,817
Less: valuation allowance	(97,989)	(20,817)
Net provision for Corporate income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$299,111	$201,122
Less: valuation allowance	(299,111)	(201,122)
Net deferred tax asset	$0	$0

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2014 $	2013 $
Current Assets	5,681	0
Current Liabilities	3,354,485	3,060,602
Working Capital Deficit	(3,348,804)	(3,060,602)

Cash Flows

	Three months ended March 31, 2014 $	Three months ended March 31, 2013 $
Cash Flows (used in) Operating Activities	(14,010)	(52,606)
Cash Flows provided by Investing Activities	0	0
Cash Flows provided by Financing Activities	19,691	54,000
Exchange rate effect on cash	0	(78)
Net Increase in Cash During Period	5,681	1,316

For the three-month period ended March 31, 2014

Operating Revenues

Operating revenues for the period ended March 31, 2014 were $nil.

Operating revenues for the period ended March 31, 2013 were $16,289, which were proceeds from a grant.

Operating Expenses and Net Loss

Operating expenses, including other income (expenses), for the three months ended March 31, 2014 were $288,202, which is comprised of professional fees of $4,010, office expenses of $1,179, filing and registration fees of $1,321, interest expense of $13,077, amortization of debt discount of $1,302 and a change in fair market value of the derivative liability of $267,313.

Operating expenses, including other income (expenses), for the three months ended March 31, 2013 were $77,514, which is comprised of consulting fees of $50,000, professional fees of $4,247, salaries and benefits of $8,184, rent of $1,640, general and administrative expenses of $7,809 and interest expenses of $5,634.

Liquidity and Capital Resources

As of March 31, 2014 and December 31, 2013, the Company’s cash balance was $5,681 and $nil, respectively.  As of March 31, 2014, the total asset balance was $5,681.

As of March 31, 2014, the Company had total liabilities of $3,354,485 compared with total liabilities of $3,060,602 as of December 31, 2013. The increase in total liabilities is mainly attributed to an increase in convertible notes payable, accrued interest and the derivative liability that was offset by a decrease in accounts payable and accrued expenses.

As of March 31, 2014, the Company had a working capital deficit of $3,348,804 compared to a deficit of $3,060,602 as of December 31, 2013.

Cash flows from Operating Activities

During the period ended March 31, 2014, the Company used cash of $14,010 from operating activities compared to $52,606 of cash used by operating activities during the period ended March 31, 2013.

Cash flows from Investing Activities

During the period ended March 31, 2014, the Company used $nil of cash from investing activities compared to $nil for the period ended March 31, 2013.

Cash flows from Financing Activities

During the period ended March 31, 2014, the Company received $19,691 of cash in financing activities compared to $54,000 for the period ended March 31, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September  30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

STRAGENICS, INC.

Dated: October 22, 2014	By:	/s/ Alan W. Grofe
Alan W. Grofe
Title: President, Chief Executive Officer, Secretary & Treasurer

