Form 10-Q
period 2014-06-30
STRAGENICS, INC.
filed 2014-10-22
CIK 1456993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-157565

STRAGENICS, INC.

(Exact name of registrant as specified in its charter)

Florida	46-5209647
(State of incorporation)	(I.R.S. Employer Identification No.)

100 Rialto Place, Suite 700, Melbourne, FL 32901

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Allerayde" refers to: (i) Stragenics, a Florida corporation, and (ii) Allerayde SAB Limited, a U.K. company that is wholly-owned by Stragenics, Inc.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

FINANCIAL STATEMENTS

JUNE 30, 2014

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and equivalents	$2,004	$0
Total Current Assets	2,004	0

TOTAL ASSETS	$2,004	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Bank overdraft	$0	$409
Accounts payable and accrued expenses	129,080	134,616
Accrued interest	246,756	220,603
Convertible notes payable, net of discount of $4,917 (2013 - $1,016)	1,441,764	1,430,665
Derivative liability	282,793	735,979
Due to related parties	431,061	431,061
Line of credit – related party	50,300	50,300
Loans payable, net of discount of $0 (2013 - $286)	62,255	56,969
Advances from shareholder	20	0
Total Liabilities	2,644,029	3,060,602

Stockholders’ Deficit
Preferred Stock Authorized: 100,000,000 preferred shares. No shares issued and outstanding at June 30, 2014 and 2012	0	0
Common Stock, 400,000,000 shares of common stock with par value of $.0001; 89,005,250 shares of common stock issued and outstanding at June 30, 2014 and December 31, 2013	8,901	8,901
Additional paid in capital	114,643	114,643
Accumulated other comprehensive loss	835	835
Accumulated deficit	(2,766,404)	(3,184,981)
Total Stockholders’ Deficit	(2,642,025)	(3,060,602)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,004	$0

See accompanying notes to financial statements.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND JUNE 30, 2013

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013

REVENUES	$0	$0	$0	$16,289

EXPENSES
Professional fees	1,500	1,550	5,510	5,797
Consulting fees	0	0	0	50,000
Salaries and benefits	0	0	0	8,184
Office expense	2,921	0	4,100	1,640
Filing and registration	1,139	0	2,460	0
General and administrative	0	1,642	0	9,451
TOTAL EXPENSES	5,560	3,192	12,070	75,072

LOSS FROM OPERATIONS	(5,560)	(3,192)	(12,070)	(58,783)

OTHER INCOME (EXPENSES)
Interest expense	(13,077)	(723)	(26,154)	(6,357)
Change in fair market value of derivative liability	730,333	0	463,020	0
Amortization of debt discount	(4,917)	0	(6,219)	0
TOTAL OTHER INCOME (EXPENSE)	712,339	(723)	430,647	0

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	706,779	(3,915)	418,577	(65,140)

PROVISION FOR INCOME TAXES	0	0	0	0

NET INCOME (LOSS)	$706,779	$(3,915)	$418,577	$(65,140)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	0	0	0	0

TOTAL COMPREHENSIVE INCOME (LOSS)	$706,779	$(3,915)	$418,577	$(65,140)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.01	$(0.00)	$0.00	$(0.00)

TOTAL COMPREHENSIVE INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.01	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	89,005,250	88,462,547	89,005,250	49,134,468

See accompanying notes to financial statements.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND JUNE 30, 2013

	Six months ended June 30, 2014	Six months ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$418,577	$(65,140)
Adjustments to reconciled net loss to net cash provided by operating activities:
Change in fair market value of derivative liability	(463,020)
Amortization of debt discount	6,219	0
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	(5,536)	8,342
Increase in accrued interest	26,153	0
Net Cash Used in Operating Activities	(17,607)	(56,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(409)	360
Proceeds from promissory notes	5,000	2,500
Proceeds from convertible notes payable	15,000	54,000
Proceeds from issuance of common stock	0	0
Advances from shareholder	20	0
Net Cash Provided by Financing Activities	19,611	56,860

Exchange rate effect on cash	0	(78)

NET INCREASE (DECREASE) IN CASH	2,004	(16)

Cash and equivalents, beginning of period	0	16

Cash and equivalents, end of period	$2,004	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net liabilities acquired on merger/recapitalization	$0	$2,583,387
Common stock issued for debt and interest	$0	$123,465

See accompanying notes to financial statements.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Cash and Cash Equivalents

Stragenics considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2014 and December 31, 2013, respectively, the Company had $2,004 and $0 of cash and a bank overdraft of $409.

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

JUNE 30, 2014

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2014.

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

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception, has an accumulated deficit of $2,766,404 as of June 30, 2014, has negative working capital, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – DUE TO RELATED PARTIES

The Company has amounts due to the former president of the Company and another company controlled by the former president totaling $431,061 as of June 30, 2014. The loans are unsecured, non-interest bearing and due on demand.

Effective March 18, 2010, the Company entered into a line of credit agreement with a company owned by the former President of the Company allowing for borrowings of up to $150,000 bearing interest at 8% per annum. The line of credit is unsecured and all borrowings plus interest are due on demand. The balance on the line of credit as of June 30, 2014 is $50,300.

During the three months ended March 31, 2014, the Company received advances from a shareholder of the company in the amount of $5,100. During the three months ended June 30, 2014, the Company repaid $5,080 of those advances. The advances are non- interest bearing and due on demand. The balance due to the shareholder was $20 as of June 30, 2014.

NOTE 4 – PROMISSORY NOTES

On September 10, 2013 and September 24, 2013, the Company signed promissory notes with Capital Nordic Ltd. in the amounts of $3,000 and $5,000. The notes plus interest of $450 and $750 respectively were payable after 4 months. The notes are currently in default.

On August 1, 2013, the Company signed a promissory note with DeBondo Capital Limited in the amount of $18,700. The note had an original issue discount of $1,700 and was due on February 1, 2014. The discount was amortized over the life of the loan. The remaining unamortized discount was $nil as of June 30, 2014. The note is currently in default.

The Company has an amount due of $30,555 to an unrelated party as of June 30, 2014. The amount is unsecured, non-interest bearing and due on demand.

During the three months ended June 30, 2014, the Company received a loan from an unrelated party in the amount of $5,000. The loan has no specific terms of repayment, is unsecured and non-interest bearing.

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

JUNE 30, 2014

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $175,081 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of June 30, 2014 is $250,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $60,330 as of June 30, 2014.

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

As of June 30, 2014, the outstanding balance is $250,000. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $147,140 with an equivalent discount on the convertible debt. Upon modification of the conversion feature, the derivative liability was removed as the number of shares to be issued upon conversion became fixed.  The carrying value of the convertible debt as of June 30, 2014 is $250,000.

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

As of June 30, 2014, the outstanding balance is $788,472 (December 31, 2013 - $788,472). The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $190,274 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011.  The carrying value of the convertible debt as of June 30, 2014 is $788,472. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $190,274 as of June 30, 2014.

On August 18, 2011 the company defaulted on the payments owed to the financial institution. As a result, UTP Holdings LLC was obligated to make the monthly bank payments on behalf of the company. UTP Holdings LLC notified the company of the default and the payments.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $27,500 with an equivalent discount on the convertible debt. The debt was fully accreted as of June 30, 2013. On April 5, 2013, the promissory note of $27,500 and $8,258 of accrued interest was converted into 3,575,800 shares of common stock.

(g) On August 31, 2012 the Company issued a 6% convertible note for proceeds of $20,000 which matured on August 30, 2013. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to the market price of the stock as determined by taking the average trading price of the stock over the previous 30 days.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $1,407 with an equivalent discount on the convertible debt. The debt was fully accreted as of June 30, 2014.  The carrying value of the convertible debt as of June 30, 2014 is $20,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $1,557 as of June 30, 2014. The note is currently in default.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $1,410 with an equivalent discount on the convertible debt. The debt was fully accreted as of June 30, 2014.  The carrying value of the convertible debt as of June 30, 2014 is $66,709. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $5,121 as of June 30, 2014. The note is currently in default.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $29,841 with an equivalent discount on the convertible debt. Amortization of the discount totaled $29,351 for the year ended December 31, 2013. The remaining $490 was amortized during the three months ended March 31, 2014. The carrying value of the convertible debt as of June 30, 2014 was $50,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $17,839 as of June 30, 2014. The note is currently in default.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $2,408 with an equivalent discount on the convertible debt. Amortization of the discount totaled $2,183 for the year ended December 31, 2013. The remaining $225 was amortized during the three months ended March 31, 2014. The carrying value of the convertible debt as of June 30, 2014 was $4,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $1,427 as of June 30, 2014. The note is currently in default.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $1,568 with an equivalent discount on the convertible debt. Amortization of the discount totaled $1,267 for the year ended December 31, 2013. The remaining $301 was amortized during the three months ended March 31, 2014. The carrying value of the convertible debt as of June 30, 2014 was $2,500. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $892 as of June 30, 2014. The note is currently in default.

On March 31, 2014, the Company issued a convertible promissory note for $15,000. The note is due on October 1, 2014, is unsecured and bears interest at 8%. The note and any accrued interest may be converted into shares of the Company’s common stock at fair market value. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $9,834 with an equivalent discount on the convertible debt. As of June 30, 2014, the unamortized debt discount was $4,917. The carrying value of the convertible debt as of June 30, 2014 was $10,083. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $5,352 as of June 30, 2014.

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

As of June 30, 2014 there were 89,005,250 shares of common stock issued and outstanding.

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

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 8 – INCOME TAXES

As of June 30, 2014, the Company had net operating loss carry forwards of approximately $461,155 that may be available to reduce future years’ taxable income arising from the same trade. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for corporate income tax at the expected rate of 34% consists of the following for the six months ended June 30, 2014 and 2013:

	2014	2013
Corporate income tax benefit attributable to:
Current Operations	$(142,317)	$22,148
Less: valuation allowance	142,317	(22,148)
Net provision for Corporate income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$58,805	$201,122
Less: valuation allowance	(58,805)	(201,122)
Net deferred tax asset	$0	$0

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	December 31,
	2014$	2013$
Current Assets	2,004	0
Current Liabilities	2,644,029	3,060,602
Working Capital Deficit	(2,642,025)	(3,060,602)

Cash Flows

	Six months ended June 30, 2014 $	Six months ended June 30, 2013 $
Cash Flows provided by (used in) Operating Activities	(17,607)	(56,798)
Cash Flows provided by Investing Activities	0	0
Cash Flows provided by (used in) Financing Activities	19,611	56,860
Exchange rate effect on cash	0	(78)
Net Increase (decrease) in Cash During Period	2,004	(16)

For the three-month period ended June 30, 2014

Operating Revenues

Operating revenues for the three months ended June 30, 2014 were $nil

Operating revenues for the three month ended June 30, 2013 were $nil.

Operating Expenses and Net Loss

Operating expenses, including other income (expenses), for the three-month period ended June 30, 2014 were $23,554 and are comprised of professional fees of $1,500, office expenses of $2,921, filing and registration fees of $1,139, interest expenses of $13,077, and amortization of debt discount of $4,917. These expenses were offset by a gain from the change in fair market value of the derivative liability of $730,333.

Operating expenses, including other income (expenses), for the three-month period ended June 30, 2013 were $3,915 and are comprised of professional fees of $1,550, general and administrative expenses of $1,642 and interest expenses of $723.

Net income for the three-month period ended June 30, 2014 was $706,779.

Net loss for the three-month period ended June 30, 2013 was $3,915.

For the six-month period ended June 30, 2014

Operating Revenues

Operating revenues for the six-month period ended June 30, 2014 were $nil.

Operating revenues for the six-month period ended June 30, 2013 were $16,289, which were proceeds from a grant.

Operating Expenses and Net Loss

Operating expenses, including other income (expenses), for the six-month period ended June 30, 2014 were $44,443 and are comprised of professional fees of $5,510, office expenses of $4,100, filing and registration fees of $2,460, interest expenses of $26,154 and amortization of debt discount of $6,219. These expenses were offset by a gain from the change in the fair market value of the derivative liability of $463,020.

Operating expenses, including other income (expenses), for the six-month period ended June 30, 2013 were $81,429 and are comprised of consulting fees of $50,000, professional fees of $5,797, salaries and benefits of $8,184, rent of $1,640, general and administrative expenses of $9,451 and interest expenses of $6,357.

Net income for the six-month period ended June 30, 2014 was $418,577.

Net loss for the six-month period ended June 30, 2013 was $65,140.

Liquidity and Capital Resources

As of June 30, 2014 and December 31, 2013, the Company’s cash balance was $2,004 and $nil, respectively.  As of June 30, 2014, the total asset balance was $2,004.

As of June 30, 2014, the Company had total liabilities of $2,644,029 compared with total liabilities of $3,060,602 as of December 31, 2013. The decrease in total liabilities is mainly attributed to a reduction in the fair market value of the derivative liability, offset by an increase in convertible notes payable and accrued interest.

As of June 30, 2014, the Company had a working capital deficit of $2,642,025 compared to a deficit of $3,060,602 as of December 31, 2013.

Cash flows from Operating Activities

During the six-month period ended June 30, 2014, the Company used cash of $17,607 from operating activities compared to $56,798 of cash used by operating activities during the six-month period ended June 30, 2013.

Cash flows from Investing Activities

During the six-month period ended June 30, 2014, the Company received $0 of cash from investing activities compared to $0 for the six-month period ended June 30, 2013.

Cash flows from Financing Activities

During the six-month period ended June 30, 2014, the Company received net cash of $19,611 in financing activities compared to $56,860 for the six-month period ended June 30, 2013. During the period ended June 30, 2013, the Company converted debt and interest of $123,465 into shares of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2013 , due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

