Form 10-Q
period 2014-09-30
STRAGENICS, INC.
filed 2014-11-20
CIK 1456993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 19, 2014 the registrant had 89,005,250  shares of common stock, par value $.0001 per share issued and outstanding.

STRAGENICS, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Stragenics, Inc., (formerly known as Allerayde SAB, Inc.) or (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Allerayde" refers to: (i) Stragenics, a Florida corporation, and (ii) Allerayde SAB Limited, a U.K. company that is wholly-owned by Stragenics, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and equivalents	$2,145	$0
Total Current Assets	2,145	0

TOTAL ASSETS	$2,145	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Bank overdraft	$0	$409
Accounts payable and accrued expenses	130,502	134,616
Accrued interest	259,833	220,603
Convertible notes payable, net of discount of $0 (2013 - $1,016)	1,446,681	1,430,665
Derivative liability	1,150,319	735,979
Due to related parties	431,061	431,061
Line of credit – related party	50,300	50,300
Loans payable, net of discount of $0 (2013 - $286)	62,255	56,969
Advances from shareholder	13,270	0
Total Liabilities	3,544,221	3,060,602

Stockholders’ Deficit
Preferred Stock Authorized: 100,000,000 preferred shares. No shares issued and outstanding at September 30, 2014 and 2012	0	0
Common Stock, 400,000,000 shares of common stock with par value of $.0001; 89,005,250 shares of common stock issued and outstanding at September 30, 2014 and December 31, 2013	8,901	8,901
Additional paid in capital	181,352	114,643
Accumulated other comprehensive loss	835	835
Accumulated deficit	(3,733,164)	(3,184,981)
Total Stockholders’ Deficit	(3,542,076)	(3,060,602)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,145	$0

See accompanying notes to financial statements.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013

REVENUES	$0	$0	$0	$16,289

EXPENSES
Professional fees	14,385	2,151	19,895	7,948
Consulting fees	0	0	0	50,000
Salaries and benefits	0	0	0	8,184
Office expense	7	0	4,107	1,640
Filing and registration	139	0	2,599	0
General and administrative	0	14,098	0	23,549
TOTAL EXPENSES	14,531	16,249	26,601	91,321

LOSS FROM OPERATIONS	(14,531)	(16,249)	(26,601)	(75,032)

OTHER INCOME (EXPENSES)
Interest expense	(13,077)	(2,005)	(39,230)	(8,362)
Change in fair market value of derivative liability	(872,648)	0	(409,628)	0
Gain on modification of debt	5,121	0	5,121	0
Amortization of debt discount	(71,626)	0	(77,845)	0
TOTAL OTHER INCOME (EXPENSE)	(952,230)	(2,005)	(521,582)	(8,362)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(966,761)	(18,254)	(548,183)	(83,394)

PROVISION FOR INCOME TAXES	0	0	0	0

NET (LOSS)	$(966,761)	$(18,254)	$(548,183)	$(83,394)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	0	1,651	0	1,573

TOTAL COMPREHENSIVE (LOSS)	$(966,761)	$(16,603)	$(548,183)	$(81,821)

NET (LOSS) PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)

TOTAL COMPREHENSIVE (LOSS) PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES	89,005,250	89,005,250	89,005,250	62,570,776

See accompanying notes to financial statements.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(548,183)	$(83,394)
Adjustments to reconciled net loss to net cash provided by operating activities:
Change in fair market value of derivative liability	409,628
Amortization of debt discount	77,845	0
Gain on modification of loan	(5,121)
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(4,115)	9,522
Increase in accrued interest	39,230	0
Net Cash Used in Operating Activities	(30,716)	(73,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(409)	0
Proceeds from promissory notes	5,000	27,500
Proceeds from convertible notes payable	15,000	54,000
Proceeds from issuance of common stock	0	0
Advances from shareholder	13,270	0
Net Cash Provided by Financing Activities	32,861	81,500

Exchange rate effect on cash	0	(1,551)

NET INCREASE (DECREASE) IN CASH	2,145	6,077

Cash and equivalents, beginning of period	0	16

Cash and equivalents, end of period	$2,145	$6,093

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net liabilities acquired on merger/recapitalization	$0	$2,593,387
Common stock issued for debt and interest	$0	$95,597

See accompanying notes to financial statements.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

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

Cash and Cash Equivalents

Stragenics considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2014 and December 31, 2013, respectively, the Company had $2,145 and $0 of cash and a bank overdraft of $409

Fair Value of Financial Instruments

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

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2014.

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

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception, has an accumulated deficit of $3,733,164 as of September 30, 2014, has negative working capital, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – DUE TO RELATED PARTIES

The Company has amounts due to the former president of the Company and another company controlled by the former president totaling $431,061 as of September 30, 2014. The loans are unsecured, non-interest bearing and due on demand.

Effective March 18, 2010, the Company entered into a line of credit agreement with a company owned by the former President of the Company allowing for borrowings of up to $150,000 bearing interest at 8% per annum. The line of credit is unsecured and all borrowings plus interest are due on demand. The balance on the line of credit as of September 30, 2014 is $50,300.

During the nine months ended September 30, 2014, the Company received advances from a shareholder of the company in the amount of $13,270. The advances are non- interest bearing and due on demand. The balance due to the shareholder was $13,270 as of September 30, 2014

NOTE 4 – PROMISSORY NOTES

On September 10, 2013 and September 24, 2013, the Company signed promissory notes with Capital Nordic Ltd. in the amounts of $3,000 and $5,000. The notes plus interest of $450 and $750 respectively were payable after 4 months. The notes are currently in default.

On August 1, 2013, the Company signed a promissory note with DeBondo Capital Limited in the amount of $18,700. The note had an original issue discount of $1,700 and was due on February 1, 2014. The discount was amortized over the life of the loan. The remaining unamortized discount was $nil as of September 30, 2014. The note is currently in default.

The Company has an amount due of $30,555 to an unrelated party as of September 30, 2014. The amount is unsecured, non-interest bearing and due on demand.

During the nine months ended September 30, 2014, the Company received a loan from an unrelated party in the amount of $5,000. The loan has no specific terms of repayment, is unsecured and non-interest bearing.

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

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $175,081 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of September 30, 2014 is $250,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $260,265 as of September 30, 2014.

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

As of September 30, 2014, the outstanding balance is $250,000. Initially, the Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $147,140 with an equivalent discount on the convertible debt. Upon modification of the conversion feature, the derivative liability was removed as the number of shares to be issued upon conversion became fixed.  The carrying value of the convertible debt as of September 30, 2014 is $250,000. The note is currently in default.

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

As of September 30, 2014, the outstanding balance is $788,472 (December 31, 2013 - $788,472). The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $190,274 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011.  The carrying value of the convertible debt as of September 30, 2014 is $788,472. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $820,848 as of September 30, 2014.

On August 18, 2011 the company defaulted on the payments owed to the financial institution. As a result, UTP Holdings LLC was obligated to make the monthly bank payments on behalf of the company. UTP Holdings LLC notified the company of the default and the payments.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

(d) On August 31, 2012 the Company issued a 6% convertible note for proceeds of $20,000 which matured on August 30, 2013. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to the market price of the stock as determined by taking the average trading price of the stock over the previous 30 days.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $1,407 with an equivalent discount on the convertible debt. The debt was fully accreted as of September 30, 2014.  The carrying value of the convertible debt as of September 30, 2014 is $20,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $23,027 as of September 30, 2014. The note is currently in default.

(e) On November 16, 2012 the Company issued a 6% convertible note for proceeds of $66,709 which matured on November 16, 2013. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to the market price of the stock as determined by taking the average trading price of the stock over the previous 30 days. The derivative liability related to this note is recalculated each reporting period.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $1,410 with an equivalent discount on the convertible debt. The debt was fully accreted as of September 30, 2014.  The carrying value of the convertible debt as of September 30, 2014 is $66,709. The derivative liability related to this note is recalculated each reporting period. The note is currently in default. On July 1, 2014, the conversion feature of the loan was modified from a variable conversion price to a fixed conversion price of $ 0.01 per share. As a result of the loan modification, the remaining derivative liability as of July 1, 2014 of $ 5,121 was recorded as a gain on modification of loan terms. A debt discount of $ 66,709 to recognize the value of the beneficial conversion feature, was recorded on July 1, 2014 , which was fully amortized as of September 30, 2014.

(f) The Company entered into a consultancy agreement with DeBondo Capital on January 7, 2013 to pay a sum of $50,000 to DeBondo for services to be provided during the first 4-5 months of 2013. DeBondo agreed to convert the fees due to a convertible loan in the amount of $50,000. The note matured on January 8, 2014 and bears interest at 5%. The holder of this note shall have the right, exercisable in whole or in part, to convert the outstanding principle and accrued interest hereunder into fully paid and non-assessable common shares of the Borrower's stock at fair market value.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $29,841 with an equivalent discount on the convertible debt. Amortization of the discount totaled $29,351 for the year ended December 31, 2013. The remaining $490 was amortized during the three months ended March 31, 2014. The carrying value of the convertible debt as of September 30, 2014 was $50,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $32,293 as of September 30, 2014. The note is currently in default.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

(g) On February 4, 2013, the Company signed a promissory note with DeBondo Capital Limited in the amount of $4,000. The note matured on February 4, 2014 and bears interest at 5%. The holder of this note shall have the right, exercisable in whole or in part, to convert the outstanding principle and accrued interest hereunder into fully paid and non-assessable common shares of the Borrower's stock at fair market value.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $2,408 with an equivalent discount on the convertible debt. Amortization of the discount totaled $2,183 for the year ended December 31, 2013. The remaining $225 was amortized during the three months ended March 31, 2014. The carrying value of the convertible debt as of September 30, 2014 was $4,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $2,583 as of September 30, 2014. The note is currently in default.

(h) On March 12, 2013, the Company signed a promissory note with Laurag Associates S.A. in the amount of $2,500. The note matured March 13, 2014 and bears interest at 5%. The holder of this note shall have the right, exercisable in whole or in part, to convert the outstanding principle and accrued interest hereunder into fully paid and non-assessable common shares of the Borrower's stock at fair market value.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $1,568 with an equivalent discount on the convertible debt. Amortization of the discount totaled $1,267 for the year ended December 31, 2013. The remaining $301 was amortized during the three months ended March 31, 2014. The carrying value of the convertible debt as of September 30, 2014 was $2,500. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $1,615 as of September 30, 2014. The note is currently in default.

(i) On March 31, 2014, the Company issued a convertible promissory note for $15,000. The note is due on October 1, 2014, is unsecured and bears interest at 8%. The note and any accrued interest may be converted into shares of the Company’s common stock at fair market value. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $9,834 with an equivalent discount on the convertible debt. As of September 30, 2014, the unamortized debt discount was $0. The carrying value of the convertible debt as of September 30, 2014 was $15,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $9,688 as of September 30, 2014. The note is currently in default.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

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

As of September 30, 2014 there were 89,005,250 shares of common stock issued and outstanding.

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

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

NOTE 8 – INCOME TAXES

As of September 30, 2014, the Company had net operating loss carry forwards of approximately $1,427,916 that may be available to reduce future years’ taxable income arising from the same trade. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for corporate income tax at the expected rate of 34% consists of the following for the nine months ended September 30, 2014 and 2013:

	2014	2013
Corporate income tax benefit attributable to:
Current Operations	$186,382	$28,354
Less: valuation allowance	(186,382)	(28,354)
Net provision for Corporate income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$387,504	$201,122
Less: valuation allowance	(387,504)	(201,122)
Net deferred tax asset	$0	$0

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31,
	2014 $	2013 $
Current Assets	2,145	0
Current Liabilities	3,544,221	3,060,602
Working Capital Deficit	(3,542,076)	(3,060,602)

Cash Flows

	Nine months ended September 30, 2014 $	Nine months ended September 30, 2013 $
Cash Flows (used in) Operating Activities	(30,716)	(73,872)
Cash Flows provided by Investing Activities	0	0
Cash Flows provided by Financing Activities	32,861	81,500
Exchange rate effect on cash	0	(1,551)
Net Increase in Cash During Period	2,145	6,077

For the three-month period ended September 30, 2014

Operating Revenues

Operating revenues for the three months ended September 30, 2014 were $nil

Operating revenues for the three month ended September 30, 2013 were $nil.

Operating Expenses and Net Loss

Operating expenses, including other expenses for the three-month period ended September 30, 2014 were $966,761 which is comprised of professional fees of $14,385, office expenses of $7, filing and registration fees of $139, interest expenses of $13,077, change in fair market value of derivative liability of $872,648 and debt discount amortization of $71,626 offset by a gain on the modification of debt of $5,121.

Operating expenses, including other expenses, for the three-month period ended September 30, 2013 were $18,254 which is comprised of professional fees of $2,151, general and administrative expenses of $14,098, and interest expenses of $2,005.

Net loss for the three-month period ended September 30, 2014 was $966,761.

Net loss for the three-month period ended September 30, 2013 was $18,254. Total comprehensive loss was $16,603 including gain on foreign currency translation of $1,651.

For the nine-month period ended September 30, 2014

Operating Revenues

Operating revenues for the nine-month period ended September 30, 2014 were $nil.

Operating revenues for the nine-month period ended September 30, 2013 were $16,289, which were proceeds from a grant.

Operating Expenses and Net Loss

Operating expenses, including other expenses for the nine-month period ended September 30, 2014 were $548,183 which is comprised of professional fees of $19,895, office expenses of $4,107, filing and registration fees of $2,599, interest expenses of $39,230, change in fair market value of derivative liability of $409,628 and debt discount amortization of $77,845 offset by a gain on the modification of debt of $5,121.

Operating expenses, including other expenses for the nine-month period ended September 30, 2013 were $99,683 which is comprised of consulting fees of $50,000, professional fees of $7,948, salaries and benefits of $8,184, rent of $1,640, general and administrative expenses of $23,549 and interest expenses of $8,362.

Net loss for the nine-month period ended September 30, 2014 was $548,183.

Net loss for the nine-month period ended September 30, 2013 was $83,394. Total comprehensive loss was $81,821 including gain on foreign currency translation of $1,573.

Liquidity and Capital Resources

As of September 30, 2014 and December 31, 2013, the Company’s cash balance was $2,145 and $nil, respectively.  As of September 30, 2014, the total asset balance was $2,145.

As of September 30, 2014, the Company had total liabilities of $3,544,221 compared with total liabilities of $3,060,602 as of December 31, 2013. The increase in total liabilities is mainly attributed to an increase in convertible notes payable, accrued interest and derivative liability that was offset by a decrease in accounts payable, and accrued expenses.

As of September 30, 2014, the Company had a working capital deficit of $3,542,076 compared to a deficit of $3,060,602 as of December 31, 2013.

Cash flows from Operating Activities

During the nine-month period ended September 30, 2014, the Company used cash of $30,716 from operating activities compared to $73,872 of cash used by operating activities during the nine-month period ended September 30, 2013.

Cash flows from Investing Activities

During the nine-month period ended September 30, 2014, the Company received $0 of cash from investing activities compared to $0 for the nine-month period ended September 30, 2013.

Cash flows from Financing Activities

During the nine-month period ended September 30, 2014, the Company received net cash of $32,861 in financing activities compared to $81,500, less $1,551 from an exchange rate effect, for the nine-month period ended September 30, 2013. During the period ended September 30, 2013, the Company converted debt and interest of $95,597 into shares of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

STRAGENICS, INC.

Dated: November 19, 2014	By:	/s/ Alan W. Grofe
Alan W. Grofe
Title: President, Chief Executive Officer, Secretary & Treasurer

