Form 10-K/A
period 2013-12-31
STRAGENICS, INC.
filed 2015-01-05
CIK 1456993

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

Documents incorporated by reference: None

Explanatory Note

The purpose of this Amendment No. 1 to Stragenics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on September 30, 2014 (the “Form 10-K”) is solely to correctly state the Company’s status as a development stage company and delete a misclassification as a shell company.

Except as specifically noted above, this Amendment No. 1 to Form 10-K does not modify or update disclosures in the Original Filing. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures.

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
Dated: January 5, 2015
/s/ Alan W. Grofe
By: Alan W. Grofe
Title: President, CEO, Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: January 5, 2015
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

