Form 10-K
period 2014-12-31
STRAGENICS, INC.
filed 2015-04-14
CIK 1456993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

☐. TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2015 was $2,133,614 based upon the price ($0.089) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is quoted on the OTCQB under the symbol “ASAB.”

As of March 31, 2015, there were 99,845,601 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

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

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” are references to the combined business of Stragenics, Inc. and Allerayde SAB, Inc.

●	“UK” refers to the United Kingdom;

●	“Stragenics,” formerly known as Allerayde SAB, Inc., refers to Stragenics, Inc., a company incorporated under the laws of the State of Florida, USA;

●	“Allerayde” refers to Allerayde SAB Limited, a limited liability company incorporated under the laws of UK.

●	“Pound” and “£” refers to the legal currency of the United Kingdom. According to the currency exchange website www.xe.com as of April 2, 2014, US$1.00= 0.601544 £; 1 Pound = US $1.66239;

●	“U.S. dollar,” “$” and “US$” refers to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1.    BUSINESS

Recent Developments

The statements in this Annual Report on Form 10-K contained in the Business Section as well as the Managements’ Discussion and Analysis Section speak as of December 31, 2014. Since that date, as set forth in our Current Report on Form 8-K filed with the SEC on March 10, 2014, on March 4, 2014, Michael J. Rhodes, the Company’s former Chief Executive Officer, Secretary, Treasurer and director entered into a Stock Purchase Agreement (the “Agreement”), with Alan W. Grofe, an individual, to sell and transfer 75,872,411 restricted shares of our common stock (the “Shares”) owned by Mr. Rhodes to Mr. Grofe. In the Agreement, Mr. Rhodes agreed to transfer all 75,872,411 shares to Mr. Grofe, in a private transaction. As a result of the transfer of the Shares, which constituted 85.24% of the issued and outstanding common stock, a change in control of the Company occurred, with control transferring from Mr. Rhodes to Mr. Grofe. In addition, on March 4, 2014, the Board of Directors appointed Alan W. Grofe as a Director and Mr. Rhodes resigned from his positions as President and Chief Executive Officer, Secretary, Treasurer and as a director of the Company.

After accepting Mr. Rhodes resignation, the Board of Directors of the Company appointed Mr. Grofe to the positions of President and Chief Executive Officer, Secretary and Treasurer, to serve in each capacity until such time as his successor is named.

Mr. Grofe is an experienced executive and entrepreneur with more than 25 years of experience as a senior executive in both public and private corporations in the healthcare and information technology industries. Previously, he served as President of Healthnostics, Inc., a public medical and biotechnology analytics company. Prior to this position, he was a founder, President and COO of H-Quotient, Inc., where he directed strategic product development, sales, marketing and support. He also currently serves as President of the Ferde Grofé Foundation, Inc. and was recently President of the Manassas Symphony Orchestra. He received his BA in Psychology from California State University, Dominguez Hills.

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

On March 4, 2014, Michael J. Rhodes, Allerayde’s ’s former Chief Executive Officer, Secretary, Treasurer and director entered into a Stock Purchase Agreement (the “Agreement”), with Alan W. Grofe, an individual, to sell and transfer 75,872,411 restricted shares of our common stock (the “Shares”) owned by Mr. Rhodes to Mr. Grofe. In the Agreement, Mr. Rhodes agreed to transfer all 75,872,411 shares to Mr. Grofe, in a private transaction. As a result of the transfer of the Shares, which constituted 85.24% of the issued and outstanding common stock, a change in control of the Company occurred, with control transferring from Mr. Rhodes to Mr. Grofe. In addition, on March 4, 2014, the Board of Directors appointed Alan W. Grofe as a Director and Mr. Rhodes resigned from his positions as President and Chief Executive Officer, Secretary, Treasurer and as a director of the Company.

We entered into a Termination Agreement with Allerayde SAB Limited and Michael J. Rhodes to terminate the Share Exchange Agreement entered into on March 21, 2013, under which Allerayde SAB Limited became a wholly-owned subsidiary of the Company. This Termination, which became effective December 1, 2014, reversed the transaction under which Mr. Rhodes, the Allerayde Stockholder, transferred 100% of the membership interests of Allerayde SAB Limited, thereby reverting ownership of Allerayde SAB, Limited back to him.

Concurrently, with the effective transfer of Allerayde SAB Limited, we completed the acquisition of BakedAmerican.com, which is now our primary business. This was effected through an asset purchase with Healthnostics, Inc. of the website and all related intellectual property in exchange for 5,000,000 restricted shares of our common stock.

Plan of Operations

Product Offering

The Company is a holding company that acquired a new operating asset, BakedAmerican.com on December 1, 2014 along with the related domain names www.bakedamerican.com, www.bakedamerican.org, ww.bakedamerica.com, www.bakedamerica.org, www.bakedamericantv.com and ww.bakedamerican.tv. BakedAmerican is a recreational cannabis consumer website providing product information, dispensary information and locations, news, strain reviews and resources for marijuana legal states. The site will allow consumers to identify, rate and explore legal marijuana dispensaries and compare experiences and products. The news channel, via RSS information sources, provides news feeds for marijuana related information focused on nationally important developments, impact on state legislation, new trends and new legislation. The website is still under construction, has not gone “live” and there are no consumers/users yet for BakedAmerican.com, nor has it yielded any revenue.

Sales and Marketing

We are following a similar model to other information/directory portal sites, in that we recognize that consumers are strongly influenced by, and make decisions based upon, local advertising and that local advertising is moving toward online research conducted by consumers and as such, local businesses are spending more advertising dollars on media and online sources. Our approach further includes utilizing state of the art techniques and tools to optimize Internet Marketing to improve our on-line exposure to interested visitors and consumers.

We plan to generate revenue primarily through the sale of online display advertising on our website to businesses local to the areas we cover, initially the Colorado and Washington state geographies, as well as developing a marketing program for sector business entities to have the opportunity to place themselves prominently within the BakedAmerican local directory for increased visibility.

Channels

We plan to add sales efforts, including direct sales in our targeted markets and continue research on revenue generating offerings for our website.

Marketing and Public Relations

We plan to market our website through extensive Internet Marketing, direct marketing and sales.

Industry Background

The Market for Medical Marijuana and Consumer Cannabis

Overview

Twenty three states and the District of Columbia have adopted laws that exempt patients who use medical marijuana under a prescription under a physician’s supervision from state criminal penalties. Four states; Colorado, Washington, Oregon, Alaska, and the District of Columbia, have legalized recreational use of cannabis.

Market Growth

As a result of the ongoing legalization momentum, the market size has grown from approximately $1.43 billion in 2013 to $2.34 billion in 2014 according to a report published by The Huffington Post. Further, according to a recent report from GreenWave Advisors, a research and advisory firm that serves the emerging marijuana industry in the U.S., if the federal government doesn't end prohibition in all 50 states and the District of Columbia and the trajectory of state legalization continues on its current path, with more, but not all, states legalizing marijuana in some form, the industry in 2020 would be worth $21 billion. If the federal government does end prohibition, the industry would be worth $35 billion in 2020, GreenWave Advisors states.

Additionally, we believe that recreational marijuana sales will soon outpace medical sales, as exemplified by the fact that beginning in July, 2014, recreational marijuana sales in Colorado began to exceed medical sales for the first time, according to Colorado State Department of Revenue data. Such trending will create an expanding market for ancillary informational products and services, which we target.

Competition

Competition

The largest consumer review site Yelp is the most significant competition for any online review website, including medical marijuana and consumer cannabis industries and can affect any company in the market. However, to date Yelp has limited involvement in this market segment. Others, such as leafly.com and weedmaps.com, have significant penetration into the market and competing with these companies will require us to provide a relevant and quality experience, in addition to providing access to vital and usable information. Leafly.com has indicated that they receive over 2.5 million unique visitors per month and recorded revenue of close to $4 million in 2013. According to Inc.com, Weedmaps.com has 65 employees and $30 million in annual revenue.

Employees

The Company currently has 1 employee and two independent contractors. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Research and Development

Research and Development

We have not spent a material amount on research and development.

Intellectual Property

Our intellectual property portfolio is an important aspect for our company. We currently own BakedAmericam.com and the related domain names www.bakedamerican.com, www.bakedamerican.org, www.bakedamerica.com, www.bakedamerica.org, www.bakedamericantv.com and www.bakedamerican.tv, which we are researching for trademark applicability. We plan to use a combination of trademark, copyright trade secret and other intellectual property laws, and confidentiality agreements to protect our intellectual property, as the case may be. Despite any precautions we may take it may be possible for third parties to obtain and use, without consent, intellectual property that we own.

Government Regulation and Approval

Marijuana is a controlled substance and is still illegal under federal law. Even in states where marijuana use has been legalized, its use remains a violation of federal laws.

To date, 23 states and the District of Columbia allow its citizens to use medical marijuana. Colorado, Washington, Oregon, Alaska and the District of Columbia have legalized cannabis for recreational adult use as well. However, these state and district laws are in conflict with the federal Controlled Substance Act, which makes marijuana use and possession illegal on a national level.

Environment Matters

We are not aware of any environment control regulations with respect to our production process. We are not currently subject to any pending actions alleging any violations of applicable environmental laws or regulations, nor have we been punished or reprimanded for violating any such laws or regulations. We aim to develop our business without compromising environmental protection.

The Allerayde SAB, Ltd, Operations

Overview

Prior to our acquisition of BakedAmerican.com, we operated Allerayde SAB, Ltd., a wholly-owned subsidiary, which was engaged in the business of developing and manufacturing allergy management products in the United Kingdom and other countries, such as the U.S. and Canada until December 1, 2014.

Product Offering

AAAPen®

The Company’s principal product was the AAAPen®. The AAAPen® was a new anaphylaxis pen for the emergency treatment of anaphylaxis, the severe allergic shock, which may be identified by various rapid onset symptoms following exposure to certain allergens—such as insect venoms, peanuts, seafood, latex, etc.— that have caused symptoms from different leveled reactions. When the first signs of anaphylaxis are being experienced, that is when the AAAPen® would be used.

The AAAPen® was an auto-injector that was self-administered by the patient and delivered a pre-set dose of adrenaline intra muscularly to the patient.

It was believed by the Company that one significant advantage of the AAAPen® was the pricing advantage because Allerayde’s supplier of auto-injectors utilizes the latest automatic manufacturing techniques that enable a low production cost. The production cost of the AAAPen® was only about half of the nearest competitor’s (Epipen).

Sales and Marketing

Channels

The Company planned to acquire sales via direct sales for the AAAPen®.

Marketing and Public Relations

We planned to market the product through extensive public relationship (“PR”) specialists, and specialist conference event coverage for medical professionals (including doctors, nurses and pharmacists) and to work closely with patient support groups and consumer PR agencies.

The target customers were composed of five categories: clinicians, patients, pharmaceutical companies, healthcare providers and distributors. Because the product was very functional, low in cost and easy to store and use, we were confident that the product would be popular among the five categories of customers.

Competition of AAAPen®

The original product in the market, Epipen, was the major competitor, and Anapen was a distant second. Another product, Jext recently entered the market, but little data was available.

The AAAPen® would have a major pricing advantage. The end user prices of both Epipen and Anapen were dictated by the high costs of manufacture and the length of the distribution chain. Another reason for the high price of Epipen and Anapen were that they were manufactured by pharmaceutical companies whose margin expectations typically far exceed medical device companies like ours.

In addition to the pricing advantage, it was expected that it was possible to establish a much shorter distribution chain with significant cost savings than any one of the competitors.

Intellectual Property

The Company owned the trademark AAAPen®.

ITEM 1A.    RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Stragenics rents office space on a month-to-month basis at 100 Rialto Place, Suite 700, Melbourne, FL 32901.

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

PART II

ITEM 5.    MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

While there is a limited public trading market for our Common Stock, our Common Stock is currently quoted on the OTC Market Group, Inc.’s OTCQB under the trading symbol “ASAB." Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. The reported high and low bid and ask prices for the common stock are shown below for the year ended December 31, 2014 and 2013.

	Bid
	High	Low
2013 Fiscal Year
First Quarter	$0.13	$0.00
Second Quarter	$0.16	$0.05
Third Quarter	$0.32	$0.10
Fourth Quarter	$0.40	$0.10

	Bid
	High	Low
2014 Fiscal Year
First Quarter	$0.25	$0.12
Second Quarter	$0.20	$0.0702
Third Quarter	$0.20	$0.05
Fourth Quarter	$0.20	$0.0701

Record Holders

As of March 31, 2015, an aggregate of 99,845,601 shares of our common stock were issued and outstanding and were owned by approximately 12 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

On December 1, 2014 we entered into an agreement with Healthnostics, Inc., to acquire bakedamerican.com, along with certain intellectual property. We issued 5,000,000 shares of our common stock valued at $.035 per share for an aggregate value of $175,000.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Transfer Agent

During the fiscal year 2014, the transfer agent for the Company's common stock was Pacific Stock Transfer at 4045 South Spencer Street Suite 403 Las Vegas, NV 89119. Prior to April 1, 2014, Vstock Transfer, LLC at 77 Spruce Street, Suite 201, Cedarhurst, NY 11516 served as our transfer agent.

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

On March 4, 2014, Michael J. Rhodes, Allerayde’s ’s former Chief Executive Officer, Secretary, Treasurer and director entered into a Stock Purchase Agreement (the “Agreement”), with Alan W. Grofe, an individual, to sell and transfer 75,872,411 restricted shares of our common stock (the “Shares”) owned by Mr. Rhodes to Mr. Grofe. In the Agreement, Mr. Rhodes agreed to transfer all 75,872,411 shares to Mr. Grofe, in a private transaction. As a result of the transfer of the Shares, which constituted 85.24% of the issued and outstanding common stock, a change in control of the Company occurred, with control transferring from Mr. Rhodes to Mr. Grofe. In addition, on March 4, 2014, the Board of Directors appointed Alan W. Grofe as a Director and Mr. Rhodes resigned from his positions as President and Chief Executive Officer, Secretary, Treasurer and as a director of the Company.

We entered into a Termination Agreement, with Allerayde SAB Limited and Michael J. Rhodes, to terminate the Share Exchange Agreement entered into on March 21, 2013, under which Allerayde SAB Limited became a wholly-owned subsidiary of the Company. This Termination, which became effective December 1, 2014, reversed the transaction under which Mr. Rhodes, the Allerayde Stockholder, transferred 100% of the membership interests of Allerayde SAB Limited, thereby reverting ownership of Allerayde SAB, Limited back to him.

Concurrently with the effective transfer of Allerayde SAB Limited, we completed the acquisition of BakedAmerican.com, which is now our primary business. This was effected through an asset purchase of the website and all related intellectual property with Healthnostics, Inc., in exchange for 5,000,000 restricted shares of our common stock. BakedAmerican is now our primary operating asset and focus of our operations.

RESULTS OF OPERATIONS

Working Capital

	December 31,	December 31,
	2014	2013
Current Assets	104	-
Current Liabilities	2,754,996	3,060,602
Working Capital Deficit	(2,754,892)	(3,060,602)

Cash Flows

	Year Ended December 31, 2014	Period Ended December 31, 2013
Cash Flows provided by (used in) Operating activities	(113,207)	(82,771)
Cash Flows provided by Investing Activities	-	-
Cash Flows provided by Financing Activities	113,311	81,909
Exchange rate effect on cash	-	846
Net Increase (decrease) in Cash During Period	-	(16)

For the year ended December 31, 2014

Operating Revenues

Operating revenues for the year ended December 31, 2014 were $nil.

Operating revenues for the year ended December 31, 2013 were $nil.

Operating Expenses Other Income (Expenses) and Net Loss

Operating expenses for the year ended December 31, 2014 were $61,246, which is comprised of professional fees of $42,531, office expense of $7,822, and filing fees of $10,893.

Other Income (Expenses) for the year ended December 31, 2014 were $135,720, which is comprised of interest expense of $(100,000), amortization of debt discount of $(158,622), a change in the fair value of derivative liabilities of $368,405, forgiveness of interest of $8,658 and a gain on conversion of debt of $5,121.

Operating expenses for the year ended December 31, 2013 were $136,580, which is comprised of consulting fees of $45,500, professional fees of $49,584, salaries and benefits of $8,184, office expense of $18,655, filing fees of $6,964, and general and administrative expenses of $7,693.

Other Income (Expenses) for the year ended December 31, 2013 were $468,155, which is comprised of interest expense of $107,198, amortization of debt discount of $34,215, change in the fair value of derivative liabilities of $336,242 and bad debt expense of $4,000, which were offset by $13,500 of debt forgiveness.

Liquidity and Capital Resources

As of December 31, 2014 and December 31, 2013, the Company’s cash balance (bank indebtedness) was $104 and $(409), respectively.  As of December 31, 2014, the total asset balance was $172,131, which consisted of cash and intangible assets of $175,000, net of $2,937 in amortization cost resulting from the Company’s acquisition of BakedAmerican.com on December 1, 2014.

As of December 31, 2014, the Company had total liabilities of $2,754,996 compared with total liabilities of $3,060,602 as of December 31, 2013. The decrease in total liabilities is mainly attributed to reduction in the derivative liabilities of $363,693.

As of December 31, 2014, the Company had a working capital deficit of $2,754,892, compared to a deficit of $3,060,602 as of December 31, 2013.

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

Cash flows from Operating Activities

During the year ended December 31, 2014, the Company used cash of $113,207 from operating activities compared to $82,771 of cash provided by operating activities during the year ended December 31, 2013.

Cash flows from Investing Activities

During the year ended December 31, 2014, the Company used $0 cash from investing activities compared to $0 for the year ended December 31, 2013.

Cash flows from Financing Activities

During the year ended December 31, 2014, the Company received $113,311 of cash from financing activities compared to $81,909 for the year ended December 31, 2013. During the year ended December 31, 2014, the Company received $92,000 from promissory note proceeds and $21,720 from shareholder advances. During the year ended December 31, 2013, the Company converted debt of $92,500 and accrued interest of $30,965 into shares of common stock.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

For the period ending December 31, 2013 neither the Company nor anyone on the Company's behalf consulted with Silberstein Ungar regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(v) of Regulation S-K.

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

During the fiscal years ended December 31, 2014 and December 31, 2013, and through the subsequent interim period preceding KLJ & Associates’ engagement, the Company did not consult with KLJ & Associates on either (1) the application of accounting principles to a specific transaction, either completed or proposed, the type of audit opinion that may be rendered on the Company’s financial statements, and KLJ & Associates did not provide a written report or oral advice to the Company that KLJ & Associates concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

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

As required by Rule 13a-15 under the Exchange Act, we are required to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on the Company’s evaluation, management concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiary required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure as of December 31, 2014.

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

Under the supervision and with the participation of management, including the Chief Executive Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We have limited segregation of duties. – We have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information.

2.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

3.	We did not maintain appropriate cash controls – As of December 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

4.	We did not implement appropriate information technology controls – As of December 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Our Board of Directors, in particular and in connection with the aforementioned deficiencies, intends to establish the following remediation measures:

1.	Our Board of Directors will contemplate nominating an audit committee or a financial expert on our Board of Directors in fiscal year 2015.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations in fiscal year 2015.

Changes in Internal Control over Financial Reporting

On March 21, 2013, Mr. Mark Dresner resigned from all of his positions with Allerayde and Mr. Michael Rhodes was appointed as the CEO, President, Treasurer, Secretary and director of the Company. On March 6, 2014, Mr. Michael Rhodes resigned from all his positions with Allerayde and the Board of Directors appointed Mr. Alan W. Grofe as President, Chief Executive Officer, Secretary and Treasurer. Mr. Grofe was appointed as a director of the Company on March 4, 2014.

Except for the foregoing, there has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2014, that occurred during our fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Below is our former directors and officers during the fiscal years 2014 and 2013:

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

We believe that Mr. Grofe should serve as a Director of the Company based on his extensive experience and knowledge of the healthcare and Internet industries.

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

Identification of Significant Employees

During fiscal year 2014, there were no other significant employees other than Michael Rhodes, until March 6, 2014 when Alan W. Grofe was appointed as our sole officer. Currently, other than Alan W. Grofe, we do not have any significant employees.

Family Relationships

There are no family relationships among our officers, directors or persons nominated for such positions.

Involvement in Certain Legal Proceedings

During the past ten years, no director, executive officer, promoter or control person of the Company has been involved in the following:

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

Nominating Committee

The Company does not have a separately designated nominating committee. The Company does not have such a committee because we currently believe that given our small size, the fact that a majority of the members of our Board are not currently considered “independent”, and because no Company securities are traded on a stock exchange, that such a committee is not currently necessary. Unless and until the Company establishes a separate nominating committee, when a board vacancy occurs, the remaining board members will participate in deliberations concerning director nominees. In the future, the Company may determine that it is appropriate to designate a separate nominating committee of the board of directors comprised solely of independent directors.

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

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2014 and 2013.

Summary Compensation Table

Name and principal position	Year		Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Alan W. Grofe President, CEO (1)	2014	$	nil	nil	nil	$	nil	nil	nil	$	nil	$	nil

Michael J. Rhodes, President, CEO and Director (2)	2014 2013	$ $	nil nil	nil nil	nil nil	$ $	nil nil	nil nil	nil nil	$ $	nil nil	$ $	nil nil

Mark Dresner Former President, CEO (3)	2013	$	nil	nil	nil	$	nil	nil	nil	$	nil	$	nil

(1)	Alan W. Grofe was appointed as a director on March 4, 2014 and as the Company’s CEO, President, Secretary and Treasurer on March 6, 2014 and continues in those positions.

(2)	Michael Rhodes was appointed as the Company’s CEO, President and director on May 1, 2012 but he resigned from all positions on December 12, 2012. He was re-elected as the Company’s CEO, President and director on March 21, 2013 and served the Company until March 6, 2014.

(3)	Mark Dresner was the Company’s CEO and director from December 12, 2012 through March 21, 2013.

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

Outstanding Equity Awards at Fiscal Year-End

No named executive officer received any equity awards, or holds exercisable or non-exercisable options, as of the years ended December 31, 2014 and 2013.

Compensation of Directors

Our directors, who are also our employees, receive no extra compensation for their service on our board of directors.

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

As of date of this Annual Report, there were 99,845,601 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount, Nature and Percentage of Beneficial Ownership (2)
	(Officers and Directors)
Alan W. Grofe (President, CEO, Secretary, Treasurer and director)	77,222,411 shares (voting)	77.84%

All Directors and Officers, as a Group	77,222,411 shares (voting)	77.84%

	(5% Securities Holders)
Alan W. Grofe (President, CEO, Secretary, Treasurer and director)	77,222,411 shares (voting)	77.84%

(1)	The address for the sole officer and director is at 100 Rialto Place, Suite 700, Melbourne, FL 32901.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (99,845,601 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares. The beneficial shares owned include 1,350,000 shares of the 5,000,000 shares issued or 27%, representing the beneficial ownership of these shares by Mr. Grofe’s 27% ownership of the assignor of the intellectual property under the terms of the Agreement.

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

Except for the foregoing, during the fiscal year ended December 31, 2014, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2014		Year Ended December 31, 2013
Audit fees		$20,000		$20,000
Audit-related fees	$	nil	$	nil
Tax fees	$	nil	$	nil
All other fees	$	nil	$	nil
Total		$20,000		$20,000

Audit Fees

We incurred $20,000 and $20,000 in fees to our principal independent accounting firm for professional services rendered in connection with the audit and reviews of our financial statements for the year ended December 31, 2014 and 2013, respectively.

Audit-Related Fees

The aggregate fees billed during the years ended December 31, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the years ended December 31, 2014 and 2013 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the years ended December 31, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $nil and $nil, respectively.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit	Filing Reference
3.01	Articles of Incorporation	Filed with the SEC on February 27, 2009 as part of our Registration Statement on Form S-1.
3.01(a)	Amended Articles of Incorporation	Filed with the SEC on February 25, 2010 as part of our Current Report on Form 8-K.
3.01(b)	Amended Articles of Incorporation	Filed with the SEC on May 4, 2012 as part of our Current Report on Form 8-K.
3.01(c)	Amendment to Articles of Incorporation	Filed with the SEC on January 31, 2013 as part of our Current Report on Form 8-K.
3.01(d)	Amendment to Articles of Incorporation	Filed with the SEC on May 1, 2013 as part of our Current Report on Form 8-K.
3.01€	Amendment to Articles of Incorporation	Filed with the SEC on April 29, 2014 as part of our Current Report on Form 8-K
3.02	Bylaws	Filed with the SEC on February 27, 2009 as part of our Registration Statement on Form S-1.
10.01	Termination Agreement to Asset Acquisition Agreement between the Company and UTP Holdings, LLC dated April 2, 2013.	Filed with the SEC on May 7, 2013 as Part of our 2012 Annual Report on Form 10-K.
10.02	Agreement on the Transfer of Intellectual Property Related to Certain Website and Domain Names between Stragenics, Inc., and Healthnostics, Inc.	Filed with the SEC on December 4, 2014 as part of our Current Report on Form 8-K.
10.03	Termination Agreement dated March 6, 2014, among the Company, Allerayde SAB Limited and Michael Rhodes.	Filed with the SEC on December 4, 2014 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed herewith.
31.01	Certification of Principal Executive and Financial Officer Pursuant to Rule 13a-14.	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRAGENICS, INC.

Dated: April 14, 2015	/s/ Alan W. Grofe
By: Alan W. Grofe
Title: President, CEO, Secretary and Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 14, 2015	/s/ Alan W. Grofe
Alan W. Grofe, Director

STRAGENICS, INC.

Consolidated Financial Statements

December 31, 2014

(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Stragenics, Inc.

We have audited the accompanying consolidated balance sheets of Stragenics, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stragenics, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
April 14, 2015

1660 South Highway 100

Suite 500

St .. Louis Park, MN 55416

630.277.2330

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and equivalents	$104	$-
Total Current Assets	104	-

Website and intellectual property – net of accumulated amortization of $2,973	172,027	-

TOTAL ASSETS	$172,131	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Bank overdraft	$-	$409
Accounts payable and accrued expenses	139,525	134,616
Accrued interest	242,917	220,603
Convertible notes payable, net of discount of $0 (2013 - $1,016)	1,446,632	1,430,665
Derivative liability	372,286	735,979
Due to related parties	-	431,061
Line of credit – related party	-	50,300
Loans payable, net of discount of $0 (2013 - $286)	531,916	56,969
Advances from shareholder	21,720	-
Total Liabilities	2,754,996	3,060,602

Stockholders’ Deficit
Preferred Stock Authorized: 100,000,000 preferred shares. No shares issued and outstanding at December 31, 2014 and 2012	-	-
Common Stock, 400,000,000 shares of common stock with par value of $.0001; 98,226,850 shares of common stock issued and outstanding at December 31, 2014 ( 89,005,250- December 31, 2013	9,823	8,901
Additional paid in capital	516,984	114,643
Accumulated other comprehensive loss	835	835
Accumulated deficit	(3,110,507)	(3,184,981)
Total Stockholders’ Deficit	(2,582,865)	(3,060,602)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$172,131	$-

See accompanying notes to financial statements.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

	Year ended December 31, 2014	Year ended December 31, 2013

REVENUES	$-	$16,289

EXPENSES
Professional fees	42,531	49,584
Consulting fees	-	45,500
Salaries and benefits	-	8,184
Office expense	7,822	18,655
Filing and registration	10,893	6,964
General and administrative	-	7,693
TOTAL EXPENSES	61,246	136,580

LOSS FROM OPERATIONS	(61,246)	(120,291)

OTHER INCOME (EXPENSES)
Interest expense	(100,000)	(107,198)
Forgiveness of debt	12,158	13,500
Forgiveness of interest	8,658	-
Change in fair market value of derivative liability	368,405	(336,242)
Gain on conversion	5,121	-
Bad debt expense	-	(4,000)
Amortization of debt discount	(158,622)	(34,215)
TOTAL OTHER INCOME (EXPENSE)	135,720	(468,155)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	74,474	(588,446)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$74,474	$(588,446)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	-	846

TOTAL COMPREHENSIVE INCOME (LOSS)	$74,474	$(587,600)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$(0.01)

TOTAL COMPREHENSIVE INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES	98,226,850	69,233,711

See accompanying notes to financial statements.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	Capital	(Loss)	Deficit	Total

Inception, January 12, 2012	-	$-	$-	$-	$-	$-

Issuance of common stock for cash	10	15	-	-	-	15

Net loss and other comprehensive loss for the period ended December 31, 2012	-	-	-	(11)	(3,084)	(3,095)

Balance, December 31, 2012	10	15	-	(11)	(3,084)	(3,080)

Merger/recapitalization	786,328	64	-	-	(2,593,451)	(2,593,387)

Shares issued in connection with merger	75,872,411	7,587	(7,587)	-	-	-

Conversion of debt to common stock	12,346,500	1,235	122,230	-	-	123,465

Net loss and other comprehensive income for the year ended December 31, 2013	-	-	-	846	(588,446)	(587,600)

Balance, December 31, 2013	89,005,250	8,901	114,643	835	(3,184,981)	(3,060,602)

Debt discount on loan modification	-	-	66,709	-	-	66,709

Shares issued for website and intellectual property	5,000,000	500	174,500	-	-	175,000

Record conversion of note payable and forgiveness of remaining balance	4,221,600	422	80,355	-	-	80,777

Record amortization of debt discount on conversion of note payable	-	-	80,777	-	-	80,777

Net income for the year ended December 31, 2014	-	-	-	-	74,474	74,474

Balance, December 31, 2014	98,226,850	$9,823	$516,984	$835	$(3,110,507)	$(2,582,865)

See accompanying notes to financial statements.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2014	Year ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$74,474	$(588,446)
Adjustments to reconciled net loss to net cash provided by operating activities:
Forgiveness of debt	(20,816)	(13,500)
Change in fair market value of derivative liability	(368,405)	336,242
Amortization of debt discount	158,622	34,215
Bad debt expense	-	4,000
Gain on modification of loan	(5,121)	-
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	17,067	37,523
Increase in accrued interest	30,972	107,195
Net Cash Used in Operating Activities	(113,207)	(82,771)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(409)	409
Proceeds from promissory notes	92,000	25,000
Proceeds from convertible notes payable	-	56,500
Advances from shareholder	21,720	-
Net Cash Provided by Financing Activities	113,311	81,909

Exchange rate effect on cash	-	846

NET INCREASE (DECREASE) IN CASH	-	(16)

Cash and equivalents, beginning of period	104	16

Cash and equivalents, end of period	$104	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net liabilities acquired on merger/recapitalization	$-	$2,593,387
Common stock issued for debt and interest	$20,816	$123,465
Common stock issued for website and intellectual property	$175,000	$-

See accompanying notes to financial statements.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Stragenics, Inc., formerly known as Allerayde SAB, Inc., (the “Company” or “Stragenics”) was incorporated under the laws of the State of Florida on January 15, 2009. On February 23, 2010, the Company changed its name to Resource Exchange of America Corp. from Mobieyes, Inc. Effective April 30, 2013, the Company changed its name to Allerayde SAB, Inc. Effective April 28, 2014, the Company changed its name to Stragenics, Inc. The Company’s prior business was a mobile enterprise software company aimed at improving productivity of field service organizations. Upon completion of the acquisition of assets from UTP Holdings, LLC on February 22, 2010, the Company adopted the business of UTP Holdings, LLC. The Company was engaged in the business of recycling ferrous and nonferrous metals to customers in the United States and abroad.

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

Cash and Cash Equivalents

Stragenics considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2014 and December 31, 2013, respectively, the Company had $104 and $0 of cash and a bank overdraft of $409.

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and prescribes disclosures about fair value measurements.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The valuation techniques that may be used to measure fair value are as follows:

Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method

Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s credit facility have variable rates that reflect currently available terms and conditions for similar debt.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2014 and December 31, 2013. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

December 31, 2014	Level I	Level II	Level III	Total

Derivative liability	$-	$372,286	$-	$372,286
Total liabilities	$-	$2,754,996	$-	$2,754,996

December 31, 2013	Level I	Level II	Level III	Total

Derivative liability	$-	$735,979	$-	$735,979
Total Liabilities	$-	$3,060,602	$-	$3,060,602

In addition, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities. This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

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

DECEMBER 31, 2014

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2014.

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

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception, has an accumulated deficit of $3,110,507 as of December 31, 2014, has negative working capital, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – DUE TO RELATED PARTIES

During the year ended December 31, 2014, the Company received advances from the President of the company in the net amount of $15,720. During the year ended December 31, 2014, the Company repaid $50 of those advances. The advances are non- interest bearing and due on demand.

NOTE 4 – PROMISSORY NOTES

The Company has amounts due to a former officer of the Company and another company controlled by the former president totaling $431,061 as of December 31, 2014. The loans are unsecured, non-interest bearing and due on demand.

Effective March 18, 2010, the Company entered into a line of credit agreement with a company owned by a former officer of the Company allowing for borrowings of up to $150,000 bearing interest at 8% per annum. The line of credit is unsecured and all borrowings plus interest are due on demand. The balance on the line of credit as of December 31, 2014 is $50,300.

On September 10, 2013 and September 24, 2013, the Company signed promissory notes with Capital Nordic Ltd. in the amounts of $3,000 and $5,000. The notes plus interest of $450 and $750 respectively were payable after 4 months. The notes are currently in default. Effective March 31, 2014, these notes, plus the accrued interest were assigned to Neoventive LLC by Capital Nordic Ltd., As such the accrued interest was added to the principal balance. The principal balance due is $ 9,200.

The Company has an amount due of $30,555 to an unrelated party as of December 31, 2014. The amount is unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2014, the Company received loans from two unrelated parties in the amount of $20,000 and $6,000 respectively. These loans have no specific terms of repayment, are unsecured and non-interest bearing.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

(a) On February 22, 2010, the Company issued a $250,000 promissory note to a former officer of the Company. The note bears interest at 10% per annum, is unsecured, and was due on December 31, 2010. The holder may convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 75% of the average of the closing market price of the Company’s common stock during the five trading days immediately preceding the conversion date.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $175,081 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of December 31, 2014 is $250,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $87,031 as of December 31, 2014.

(b) On April 13, 2010, the Company entered into a $250,000 draw down promissory note agreement with Paramount Trading Company, a non-related party. Amounts drawn on this credit facility bear interest at 8% per annum, are unsecured, and were due on April 13, 2011. Effective March 31, 2014, Paramount Trading Company assigned this note, along with accrued interest to Liberty Resources Ltd., whereby the principal balance of $250,000 and accrued interest of $59,001 were reclassified into a new principal balance of $ 309,001

The holder could convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 75% of the average of the closing market price of the Company’s common stock during the thirty trading days immediately preceding the conversion date. On October 14, 2010, the conversion price was changed to be fixed at $0.45 per share. $309,001

As of December 31, 2014, the outstanding balance is $309,001. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $260,265 with an equivalent discount on the convertible debt. Upon modification of the conversion feature, the derivative liability was removed as the number of shares to be issued upon conversion became fixed.  The carrying value of the convertible debt as of December 31, 2014 is $309,001.

(c) Effective January 31, 2005, a former officer of the Company entered into a line of credit agreement with a financial institution allowing for borrowings of up to $800,000 with annual interest at prime to be used to fund the operations of the Company. The line of credit is secured by the principal residence of the former President of the Company. Monthly interest-only payments are required. On October 21, 2010, the Company agreed to add a conversion option to the entire balance of principal and interest outstanding at any time on the line of credit. The President of the Company may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 75% of the average of the closing market price of the Company’s common stock during the five trading days immediately preceding the conversion date. The maturity date was December 31, 2011 and the note is now due on demand.

As of December 31, 2014, the outstanding balance is $788,472 (December 31, 2013 - $788,472). The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $190,274 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011.  The carrying value of the convertible debt as of December 31, 2014 is $788,472. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $287,898 as of December 31, 2014.

On August 18, 2011 the company defaulted on the payments owed to the financial institution. As a result, UTP Holdings LLC was obligated to make the monthly bank payments on behalf of the company. UTP Holdings LLC notified the company of the default and the payments.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Effective March 31,2014, DeBondo Capital Limited assigned three notes, ($50,000 dated January 7, 2013 bearing an interest rate of 5%, $4,000 dated February 4, 2013 bearing an interest rate of 5% and $18,700 dated August 1, 2013 bearing an interest rate of 10%) to Neoventive LLC. On December 30, 2014, the Company and Neoventive LLC, agreed to amend the conversion terms of the Notes whereby $21,108 of the Notes would convert into 4,221,600 shares of the Company’s common stock. As a result Neoventive cancelled the balance of the Notes and accrued interest totaling $59,669. Subsequently the shares were issued on January 10, 2015.

(g) Effective March 31, 2014, Laurag Associates S.A., assigned two defaulted notes, plus accrued interest that it held to Neoventive LLC, in the collective amount of $23,250 one dated August 31, 2012 in which the Company issued a 6% convertible note for proceeds of $20,000 to and the second dated March 12, 2013 in which the Company issued a 5% promissory note in the amount of $2,500. Upon the effectiveness of the assignment, both notes had interest at 6% and maintained the same conversion features. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to the market price of the stock as determined by taking the average trading price of the stock over the previous 30 days.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $1,407 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2014.  The carrying value of the convertible debt as of December 31, 2014 is $20,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $4,980 as of December 31, 2014. The note is currently in default.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $1,410 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2014.  The carrying value of the convertible debt as of December 31, 2014 is $66,709. The derivative liability related to this note is recalculated each reporting period. The note is currently in default. On July 1, 2014, the conversion feature of the loan was modified from a variable conversion price to a fixed conversion price of $ 0.01 per share. As a result of the loan modification, the remaining derivative liability as of July 1, 2014 of $ 5,121 was recorded as a gain on modification of loan terms. A debt discount of $ 66,709 to recognize the value of the conversion feature, was recorded on July 1, 2014, which was fully amortized as of December 31, 2014.

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On March 31, 2014, the Company issued a convertible promissory note for $15,000 to Neoventive LLC. The note is due on October 1, 2014, is unsecured and bears interest at 8%. The note and any accrued interest may be converted into shares of the Company’s common stock at fair market value. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $9,834 with an equivalent discount on the convertible debt. As of December 31, 2014, the unamortized debt discount was $0. The carrying value of the convertible debt as of December 31, 2014 was $15,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $5,789 as of December 31, 2014.

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

On December 1, 2014, the Company issued 5,000,000 shares of common stock for the acquisition of BakedAmerican.com. (See Note 9 – Subsequent Events.)

On December 30, 2014, the Company agreed to issue 4,221,600 shares of common stock for notes payable of $ 21, 108 plus an agreement to cancel the balance of notes payable and accrued interest in the amount of $ 59,669.

As of December 31, 2014 there were 98,226,850 shares of common stock issued and outstanding.

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

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 8 – INCOME TAXES

As of December 31, 2014, the Company had net operating loss carry forwards of approximately $517,056 that may be available to reduce future years’ taxable income arising from the same trade. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for corporate income tax at the expected rate of 34% consists of the following for the years ended December 31, 2014 and 2013:

	2014	2013
Corporate income tax benefit attributable to:
Current Operations	$(25,321)	$200,072
Less: valuation allowance	25,321	(200,072)
Net provision for Corporate income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$175,799	$201,122
Less: valuation allowance	(175,799)	(201,122)
Net deferred tax asset	$-	$-

STRAGENICS, INC.

(FORMERLY ALLERAYDE SAB, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described below.

On January 20, 2015, Stragenics, Inc., (the “Company”) confirmed completion of conditions to closing under the terms of a Securities Purchase Agreement and a Registration Rights Agreement, committed to on December 16, 2014 with Tangiers Investment Group LLC (”Tangiers”), whereby Tangiers is obligated, providing the Company has met certain conditions including the filing of a Form S-1 Registration Statement for the shares to be acquired, to purchase up to Five Million Dollars ($5,000,000) of the Company’s common stock at the rates set forth in the Equity Purchase Agreement over a period of 36 months. Under the Securities Purchase Agreement the shares are purchased at the discretion of the Company by issuing a Put Notice when funds are needed. The Company is further obligated, among other terms, to a 10% Commitment Fee, to be issued in restricted common stock in two tranches – (1) 50% due upon acceptance of the Securities Purchase Agreement, and (2) 50% due 60 days after execution of the Securities Purchase Agreement.

In accordance with the terms of the Note with Tangiers, the Company can borrow up to $220,000, of which the Company borrowed $44,000 on January 16, 2015 and with an additional $176,000 available within 270 days of execution.

The Note, with a 10% original issue discount, has interest under the Note of 10% per annum, with the principal and all accrued but unpaid interest due on or about January 16, 2016. The Note is convertible at any time at Tangier’s option into shares of the Company’s common stock at a variable conversion price of 60% of the lowest traded price during the 5 days prior to the notice of conversion, subject to adjustment and other terms as described in the Note.

Effective January 2, 2015, the Company issued an 8% convertible note to KBM Worldwide Inc., for proceeds of $33,000 which matures on September 12, 2015. Among other terms, the holder may elect to convert, at any time after one hundred eighty days (180), any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 51% of the average of the three lowest days closing market prices during the fifteen day trading period immediately preceding the conversion date.

On March 6, 2015, the Company issued an 8% convertible note to Vis Veris Group Inc., for proceeds of $33,000 which matures on or about December 7, 2015. Among other terms, the holder may elect to convert, at any time after one hundred eighty days (180), any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 51% of the average of the three lowest days closing market prices during the fifteen day trading period immediately preceding the conversion date.

On April 1, 2015, the Company and Healthnostics, Inc., the seller of BakedAmerican.com agreed to amend the acquisition agreement between the companies whereby Healthnostics, Inc., would return 5,000,000 shares of the Company’s common stock in exchange for a promissory note payable, due on March 31, 2016 in the amount of $175,000, with an interest rate of 6%.

