Form 10-K/A
period 2014-12-31
STRAGENICS, INC.
filed 2015-04-14
CIK 1456993

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

Documents incorporated by reference: None

Explanatory Note

The purpose of this Amendment No. 1 to Stragenics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 14, 2105 (the “Form 10-K”) is solely to correctly state that the Company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding twelve months and has been subject to such filings requirements for the past 90 days. And,

To correctly state that we have submitted electronically and posted on our Corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

In both cases the indicator boxes on the cover page of this Form 10-K was inadvertently checked no. This correction marks both indicator boxes discussed as yes.

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

