Form 10-Q
period 2015-03-31
STRAGENICS, INC.
filed 2015-05-20
CIK 1456993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2015 the registrant had 99,845,602 shares of common stock, par value $.0001 per share issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRAGENICS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2015

STRAGENICS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and equivalents	$5,755	$104
Prepaid expenses	25,688	-
Total Current Assets	31,443	104
Other Current Assets
Intellectual Property, (less accumulated amortization of $11,892)	163,108	172,027
Total Other Assets	163,108	172,027
TOTAL ASSETS	$194,551	$172,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	128,725	139,525
Accrued interest	267,546	242,917
Convertible notes payable, net of discount of $84,976 (2014 - $0)	1,462,456	1,446,632
Derivative liability	1,040,232	372,286

Advances from officer	12,720	15,720
Loans payable	521,116	531,916
Advances from shareholders	6,500	6,000
Total Liabilities	3,439,295	2,754,996

Stockholders’ Deficit
Preferred Stock Authorized: 100,000,000 preferred shares. No shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Common Stock, 400,000,000 shares of common stock with par value of $.0001; Issued 99,845,602 shares of common stock issued and outstanding at March 31, 2015 and (98,226,850) - December 31, 2014	9,985	9,823
Additional paid in capital	635,153	516,984
Accumulated other comprehensive loss	835	835
Accumulated deficit	(3,890,717)	(3,110,507)
Total Stockholders’ Deficit	(3,244,744)	(2,582,865)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$194,551	$172,131

See accompanying notes to financial statements.

STRAGENICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended March 31, 2015	Three months ended March 31, 2014

REVENUES	$-	$-

EXPENSES
Professional fees	10,000	4,010
Consulting fees	11,163	-
Compensation	15,000	-
Office expense	1,208	1,179
Filing and registration	840	1,321
Amortization of website	8,919	-
General and administrative	8,233	-
TOTAL EXPENSES	55,363	6,510

LOSS FROM OPERATIONS	(55,363)	(6,510)

OTHER INCOME (EXPENSES)
Other income	1,082	-
Interest expense	(24,629)	(13,077)
Commitment fee	(118,330)	-
Amortization of debt discount	(25,023)	(1,302)
Derivative expense	(167,790)
Change in fair market value of derivative liability	(390,157)	(267,313)
TOTAL OTHER INCOME (EXPENSE)	(724,847)	(281,692)

LOSS BEFORE PROVISION FOR INCOME TAXES	(780,210)	(288,202)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(780,210)	$(288,202)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	-	-

TOTAL COMPREHENSIVE LOSS	$(780,210)	$(288,202)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

TOTAL COMPREHENSIVE LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	99,647,755	89,005,250

See accompanying notes to financial statements.

STRAGENICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31, 2015	Three months ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(780,210)	$(288,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	8,919	-
Commitment fee – stock-based	118,330	-
Amortization of debt discount	25,023	1,302
Derivative expense	167,790	-
Change in fair market value of derivative liability	390,157	267,313
Changes in assets and liabilities:
Increase in prepaid expenses	(25,688)	-
Increase (decrease) in accounts payable and accrued expenses	(10,799)	(7,500)
Increase in accrued interest	24,629	13,077
Net Cash Used in Operating Activities	(81,849)	(14,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(409)
Proceeds (Repayment) from promissory notes	(19,500)	15,000
Proceeds from convertible notes payable	110,000	-
Advances (Repayment) from shareholder	(3,000)	5,100
Net Cash Provided by Financing Activities	87,500	19,691

Exchange rate effect on cash	-	-

NET INCREASE IN CASH	5,651	5,681

Cash and equivalents, beginning of period	104	-

Cash and equivalents, end of period	$5,755	$5,681

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

STRAGENICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

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

On March 21, 2013, the Company entered into a Share Exchange Agreement with Allerayde SAB Limited. (“Allerayde”) and Mike Rhodes, the sole member of Allerayde (the “Allerayde Stockholder”) (the “Share Exchange Agreement”). This share exchange transaction constituted a reverse merger and a recapitalization of Stragenics (formerly Allerayde).  In conjunction with this reverse merger, the historical accounts of Stragenics become the historical accounts of Resource Exchange of America Corp for accounting purposes. The Company was then engaged in the business of developing and manufacturing allergy management products in the United Kingdom and other countries such as the U.S. and Canada.

On March 4, 2014, the Company underwent a change of control and entered into a Termination Agreement (the “Agreement”), whereby Allerayde SAB, Ltd, the Company’s subsidiary reverted to former management effective December 1, 2014, thereby reverting the subsidiary back to former management.

On December 1, 2014, the Company acquired BakedAmerican.com, and began new operations as an internet-based, social media, marketing and development company.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

STRAGENICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Stragenics considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2015 and December 31, 2014, respectively, the Company had $5,755 and $104 of cash, respectively.

Fair Value Measurement

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

The valuation techniques that may be used to measure fair value are as follows:

Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method.

Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

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

STRAGENICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2105 and December 31, 2014. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2015	Level I	Level II	Level III	Total

Derivative liability	$-	$1,040,232	$-	$1,040,232
Total liabilities	$-	$3,439,295	$-	$3,439,295

December 31, 2014	Level I	Level II	Level III	Total

Derivative liability	$-	$372,286	$-	$372,286
Total liabilities	$-	$2,754,996	$-	$2,754,996

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

STRAGENICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Foreign Currency

Until December 1, 2014, the operations of the Company were located in England and Wales. Stragenics maintained a Great Britain Pounds bank account. The functional currency is the U.S. Dollar. Transactions in foreign currencies other than the functional currency, if any, are re-measured into the functional currency at the rate in effect at the time of the transaction. Monetary assets and liabilities denominated in Great Britain Pounds are translated into U.S. Dollars at the rate in effect at the balance sheet date. Revenue and expenses denominated in Great Britain Pounds Dollars are translated at the average exchange rate.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2015.

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

STRAGENICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception, has an accumulated deficit of $3,890,717 as of March 31, 2015, has negative working capital, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – INTELLECTUAL PROPERTY

On December 1, 2014, the Company acquired BakedAmerican.com, a cannabis information website that provides consumer resource information in cannabis legal states. The acquisition price of $175,000 is amortized over the five year estimated useful life of the website. As of March 31, 2015, $11,892 in accumulated amortization expense has been accrued with a balance of $163,108 projected to be expense until November 30, 2019.

NOTE 4 – DUE TO RELATED PARTIES

During the period ended March 31, 2015 and for the year ended December 31, 2014, the Company received advances from the President of the Company in the net amount of $15,720. During the period ended March 31, 2015, the Company repaid $3,000 of those advances. The advances are non-interest bearing and due on demand.

NOTE 5 – PROMISSORY NOTES

The Company has amounts due to a former officer of the Company and another company controlled by the former president totaling $431,061 as of March 31, 2015. The loans are unsecured, non-interest bearing and due on demand.

Effective March 18, 2010, the Company entered into a line of credit agreement with a company owned by a former officer of the Company allowing for borrowings of up to $150,000 bearing interest at 8% per annum. The line of credit is unsecured and all borrowings plus interest are due on demand. The balance on the line of credit as of March 31, 2015 is $50,300.

On September 10, 2013 and September 24, 2013, the Company signed promissory notes with Capital Nordic Ltd. in the amounts of $3,000 and $5,000. The notes plus interest of $450 and $750 respectively were payable after 4 months. The notes are currently in default. Effective March 31, 2014, these notes, plus the accrued interest were assigned to Neoventive LLC, a shareholder of the Company, by Capital Nordic Ltd., As such the accrued interest was added to the principal balance. The principal balance due is $9,200 as of March 31, 2015 and December 31, 2014.

During the three months ended March 31, 2015, the Company received a $500 advance from the same shareholder. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

The Company has an amount due of $30,555 to an unrelated party as of March 31, 2015. The amount is unsecured, non-interest bearing and due on demand.

The Company has an amount due of $6,000 in advances from an unrelated parties. The advance has no specific terms of repayment, is unsecured and non-interest bearing.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

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

STRAGENICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

NOTE 6 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $175,081 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of March 31, 2015 is $250,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $180,516 as of March 31, 2015.

(b) On April 13, 2010, the Company entered into a $250,000 draw down promissory note agreement with Paramount Trading Company, a non-related party. Amounts drawn on this credit facility bear interest at 8% per annum, are unsecured, and were due on April 13, 2011. Effective March 31, 2014, Paramount Trading Company assigned this note, along with accrued interest to Liberty Resources Ltd., whereby the principal balance of $250,000 and accrued interest of $59,001 were reclassified into a new principal balance of $309,001

The holder could convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 75% of the average of the closing market price of the Company’s common stock during the thirty trading days immediately preceding the conversion date. On October 14, 2010, the conversion price was changed to be fixed at $0.45 per share.

As of March 31, 2015, the outstanding balance is $309,001. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $260,265 with an equivalent discount on the convertible debt. Upon modification of the conversion feature, the derivative liability was removed as the number of shares to be issued upon conversion became fixed.

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

As of March 31, 2015, the outstanding balance is $788,472 (December 31, 2013 - $788,472). The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $190,274 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011.  The carrying value of the convertible debt as of March 31, 2015 is $788,472. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $569,326 as of March 31, 2015.

STRAGENICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

NOTE 6 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

(d) Effective March 31, 2014, Laurag Associates S.A., assigned two defaulted notes, plus accrued interest that it held to Neoventive LLC, in the collective amount of $23,250 one dated August 31, 2012 in which the Company issued a 6% convertible note for proceeds of $20,000 and the second dated March 12, 2013 in which the Company issued a 5% promissory note in the amount of $2,500. Upon the effectiveness of the assignment, both notes had interest at 6% and maintained the same conversion features. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to the market price of the stock as determined by taking the average trading price of the stock over the previous 30 days.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $1,407 with an equivalent discount on the convertible debt. The debt was fully accreted as of March 31, 2015.  The carrying value of the convertible debt as of March 31, 2015 is $23,250. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $11,821 as of March 31, 2015. The note is currently in default.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $1,410 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2014. The carrying value of the convertible debt as of December 31, 2014 is $66,709. The derivative liability related to this note was recalculated each reporting period. The note is currently in default.

On July 1, 2014, the conversion feature of the loan was modified from a variable conversion price to a fixed conversion price of $0.01 per share. As a result of the loan modification, the remaining derivative liability as of July 1, 2014 of $5,121 was recorded as a gain on modification of loan terms. A debt discount of $66,709 to recognize the value of the conversion feature, was recorded on July 1, 2014, which was fully amortized as of December 31, 2014.

(f) On March 31, 2014, the Company issued a convertible promissory note for $15,000 to Neoventive LLC. The note was due on October 1, 2014, is unsecured and bears interest at 8%. The note and any accrued interest may be converted into shares of the Company’s common stock at fair market value. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $9,834 with an equivalent discount on the convertible debt. As of December 31, 2014, the unamortized debt discount was $0. The carrying value of the convertible debt as of December 31, 2014 was $15,000. The derivative liability related to this note is recalculated each reporting period. The same party loaned an additional $5,000 under the same terms of the above loan during the year ended December 31, 2014. The entire balance of $20,000 was repaid during the three months ended March 31, 2015. The accrued interest remains due as of March 31, 2015.

(g) Effective January 2, 2015, the Company issued an 8% convertible note to KBM Worldwide Inc., for proceeds of $33,000 which matures on September 12, 2015. Among other terms, the holder may elect to convert, at any time after one hundred eighty days (180), any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 51% of the average of the three lowest days closing market prices during the fifteen day trading period immediately preceding the conversion date. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $45,531, with a discount on the convertible debt of $33,000 and a derivative expense of $12,531. The debt discount will be amortized over the life of the debt. The remaining discount was $21,049 as of March 31, 2015. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $74,858 as of March 31, 2015.

STRAGENICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

NOTE 6 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

(h) Effective January 16, 2015, the Company issued a 10% convertible note to Tangiers Investment Group LLC for proceeds of $44,000 under terms of a borrowing agreement whereby the Company can borrow up to $220,000 within 270 days of execution of the agreement. The Note, with a 10% original issue discount, has interest under the Note of 10% per annum, with the principal and all accrued but unpaid interest due on or about January 16, 2016. The Note is convertible at any time at Tangier’s option into shares of the Company’s common stock at a variable conversion price of 55% of the lowest traded price during the 20 days prior to the notice of conversion, subject to adjustment and other terms as described in the Note.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $67,262, with a discount on the convertible debt of $44,000 and a derivative expense of $23,262. The debt discount will be amortized over the life of the debt. The remaining discount was $34,251 as of March 31, 2015. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $119,713 as of March 31, 2015.

(i) On March 6, 2015, the Company issued an 8% convertible note to Vis Vires Group Inc., for proceeds of $33,000 which matures on or about December 7, 2015. Among other terms, the holder may elect to convert, at any time after one hundred eighty days (180), any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 51% of the average of the three lowest days closing market prices during the fifteen day trading period immediately preceding the conversion date.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $160,997, with a discount on the convertible debt of $33,000 and a derivative expense of $127,997. The debt discount will be amortized over the life of the debt. The remaining discount was $29,676 as of March 31, 2015. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $83,998 as of March 31, 2015.

NOTE 7 – COMMON STOCK

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

On December 1, 2014, the Company issued 5,000,000 shares of common stock for its acquisition of BakedAmerican.com at a valuation of $175,000. On April 1, 2015, the Company and the seller agreed to amend the purchase terms of the acquisition whereby the stock issued was returned and exchanged for a promissory note with a face value of $175,000. (See Note 10 - Subsequent Events.)

On December 30, 2014, the Company agreed to issue 4,221,600 shares of common stock for notes payable of $21, 108 plus an agreement to cancel the balance of notes payable and accrued interest in the amount of $59,669.

On January 16, 2015, the Company agreed to issue 1,618,752 shares of its common stock, at $0.0731 per share as part of a commitment fee under the terms of an Equity Line of Credit Agreement.

As of March 31, 2015 there were 99,845,602 shares of common stock issued and outstanding.

STRAGENICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company had entered into a lease agreement for its business premises, which called for monthly payments in the amount of approximately £368 through May 31, 2014. The lease was assumed by the former CEO upon the change of control on March 4, 2014. The former officers and directors are involved in other business activities and as a result, $1,081 in accrued rent was written off as of March 31, 2015.

NOTE 9 – INCOME TAXES

As of March 31, 2015, the Company had net operating loss carry forwards of approximately $1,297,266 that may be available to reduce future years’ taxable income arising from the same trade. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for corporate income tax at the expected rate of 34% consists of the following for the three months ended March 31, 2015 and 2014:

	2015	2014
Corporate income tax benefit attributable to:
Current Operations	$265,271	$97,989
Less: valuation allowance	(265,271)	(97,989)
Net provision for Corporate income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$441,070	$175,799
Less: valuation allowance	(441,070)	(175,799)
Net deferred tax asset	$-	$-

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

On April 1, 2015, the Company and Healthnostics, Inc., the seller of BakedAmerican.com agreed to amend the acquisition agreement between the companies whereby Healthnostics, Inc., would return 5,000,000 shares of the Company’s common stock in exchange for a promissory note payable, due on March 31, 2016 in the amount of $175,000, with an interest rate of 6%.

On April 2, 2015, the Company issued an 8% convertible note to LG Capital Funding LLC, for proceeds of $63,000 which matures on October 1, 2015. Among other terms, the holder may elect to convert, at any time after one hundred eighty days (180), any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 40% of the average of the lowest trading price with a 20 day look back.

Effective May 12, 2015, The Company entered into a 10% Convertible Promissory Note and Warrant Agreement with JDF Capital Inc. In accordance with the terms of the Note with JDF Capital Inc., the Company can borrow up to $330,000, of which the Company borrowed $61,600 on January 16, 2015 and with an additional $268,400 available for additional borrowings at JDF’s discretion after the initial $61,600. Each advance principal and interest is due 12 months from the applicable funding date. Warrants, with a term of 5 years, received are equal to 100% of the common stock shares eligible for conversion on the date of the initial funding with an exercise price equal 110% of the initial conversion price. The terms of conversion, among other terms, is equal to 50% of the average of the 3 lowest reported sale prices on the common stock for the 20 trading days immediately prior to the closing date of the financing or 50% of the average of the 3 lowest reported sale prices for the 20 days prior to the conversion date of the Note.

On April 25, 2015, Tangiers Investment Group LLC converted $25,000 of an assigned portion of the Liberty Resources Ltd., Note it purchased into 375,000 shares of common stock.

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

Business Overview

The Company is a holding company that acquired a new operating asset, BakedAmerican.com on December 1, 2014 along with the related domain names www.bakedamerican.com, www.bakedamerican.org, www.bakedamerica.com, www.bakedamerica.org, www.bakedamericantv.com and www.bakedamerican.tv. BakedAmerican is a recreational cannabis consumer website providing product information, dispensary information and locations, news, strain reviews and resources for marijuana legal states. The site will allow consumers to identify, rate and explore legal marijuana dispensaries and compare experiences and products. The news channel, via RSS information sources, provides news feeds for marijuana related information focused on nationally important developments, impact on state legislation, new trends and new legislation. The website is still under construction, has not gone “live” and there are no consumers/users yet for BakedAmerican.com, nor has it yielded any revenue.

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

Industry Background

The Market for Medical Marijuana and Consumer Cannabis

Overview

Twenty three states and the District of Columbia have adopted laws that exempt patients who use medical marijuana, under a physician’s prescription and supervision, from state criminal penalties. Four states; Colorado, Washington, Oregon, Alaska, and the District of Columbia, have legalized recreational use of cannabis.

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

Additionally, we believe that recreational marijuana sales will soon outpace medical sales, as exemplified by the fact that according to Colorado State Department of Revenue data, beginning in July, 2014, recreational marijuana sales in Colorado exceeded medical sales for the first time. Such recreational marijuana sales trending will create an expanding market for ancillary informational products and services, which we target.

Competition

The largest consumer review site Yelp is the most significant competition for any online review website, including medical marijuana and consumer cannabis industries and can affect any company in the market. However, to date Yelp has limited involvement in this market segment. Others, such as leafly.com and weedmaps.com, have significant penetration into the market and competing with these companies will require us to provide a relevant and quality experience, in addition to providing access to vital and usable information. Leafly.com has indicated that they received over 2.5 million unique visitors per month and recorded revenue of close to $4 million in 2013. According to Inc.com, Weedmaps.com has 65 employees and $30 million in annual revenue.

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

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31,
	2015	2014
Current Assets	$31,443	$104
Current Liabilities	3,439,295	2,754,996
Working Capital Deficit	(3,407,852)	(2,754,892)

Cash Flows

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash Flows (used in) Operating Activities	$(81,849)	$(14,010)
Cash Flows provided by Investing Activities	-	-
Cash Flows provided by Financing Activities	87,500	19,691
Exchange rate effect on cash	-	-
Net Increase in Cash During Period	$5,651	$5,681

For the three-month period ended March 31, 2015

Operating Revenues

Operating revenues for the period ended March 31, 2015 were $nil.

Operating revenues for the period ended March 31, 2014 were $nil.

Operating Expenses and Net Loss

Operating expenses, including other income (expenses), for the three months ended March 31, 2015 were $780,210, which is comprised of professional fees of $10,000, consulting fees of $11,163, executive compensation of $15,000, office expenses of $1,208, general and administrative expense of $8,233, filing and registration fees of $840, interest expense of $24,629, amortization of intellectual property of $8,919, amortization of debt discount of $25,023, line of credit commitment fee of $118,330, other income of $1,082, derivative expense of $167,790 and a loss on the change in fair market value of the derivative liability of 390,157.

Operating expenses, including other income (expenses), for the three months ended March 31, 2014 were $288,202, which is comprised of professional fees of $4,010, office expenses of $1,179, filing and registration fees of $1,321, interest expense of $13,077, amortization of debt discount of $1,302 and a loss on the change in fair market value of the derivative liability of $267,313.

Liquidity and Capital Resources

As of March 31, 2015 and December 31, 2014, the Company’s cash balance was $5,755 and $104, respectively.  As of March 31, 2015, the total asset balance was $194,551.

As of March 31, 2015, the Company had total liabilities of $3,439,295 compared with total liabilities of $2,754,996 as of December 31, 2014. The increase in total liabilities is mainly attributed to an increase in convertible notes payable, accrued interest and the derivative liability.

As of March 31, 2015, the Company had a working capital deficit of $3,407,852 compared to a deficit of $2,754,892 as of December 31, 2014.

Cash flows from Operating Activities

During the period ended March 31, 2015, the Company used cash of $81,849 from operating activities compared to $14,010 of cash used by operating activities during the period ended March 31, 2014.

Cash flows from Investing Activities

During the period ended March 31, 2015, the Company used $nil of cash from investing activities compared to $nil for the period ended March 31, 2014.

Cash flows from Financing Activities

During the period ended March 31, 2015, financing activities provided cash of $87,500, consisting of $110,000 of cash from note proceeds and repayment of $22,500 in prior debt, as compared to $19,691 in cash provided during the period ended March 31, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September  30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 16, 2015, the Company agreed to issue 1,618,752 shares of its common stock, at $0.0731 per share as part of a commitment fee under the terms of an Equity Line of Credit Agreement.

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

STRAGENICS, INC.

Dated: May 20, 2015	By:	/s/ Alan W. Grofe
Alan W. Grofe
Title: President, Chief Executive Officer, Secretary & Treasurer

