Form 10-Q
period 2015-06-30
STRAGENICS, INC.
filed 2015-08-31
CIK 1456993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2015 the registrant had 104,720,537 shares of common stock, par value $.0001 per share issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Stragenics" refers to: (i) Stragenics, Inc., formerly Allerayde SAB, Inc., a Florida corporation, and (ii) Allerayde SAB Limited, a U.K. company that was wholly-owned by the Company.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRAGENICS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2015

STRAGENICS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and equivalents	$94,121	$104
Prepaid expenses	16,125	-
Total Current Assets	110,246	104
Other Assets
Intellectual Property, (less accumulated amortization of $20,811)	154,189	-
Total Other Assets	154,189	-
TOTAL ASSETS	$264,435	$104

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	122,288	139,525
Accrued interest	277,518	242,917
Convertible notes payable, net of discount of $184,614 (2014 - $0)	1,514,048	1,446,632
Derivative liability	2,660,638	372,286

Advances from officer	7,720	15,720
Loans payable	695,416	531,916
Advances from shareholder	4,500	6,000
Total Liabilities	5,282,128	2,754,996

Stockholders’ Deficit
Preferred Stock Authorized: 100,000,000 preferred shares. No shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Common Stock, 400,000,000 shares of common stock with par value of $.0001; Issued 104,720,537 shares of common stock issued and outstanding at June 30, 2015 and (98,226,850) - December 31, 2014	10,472	9,823
Additional paid in capital	748,619	516,984
Accumulated other comprehensive loss	835	835
Accumulated deficit	(5,777,619)	(3,110,507)
Total Stockholders’ Deficit	(5,017,693)	(2,582,865)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$264,435	$172,131

See accompanying notes to financial statements.

STRAGENICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014

REVENUES	$-	$-	$-	$-

EXPENSES
Professional fees	15,250	1,500	25,250	5,510
Consulting fees	13,113	-	24,275	-
Compensation	15,000	-	30,000	-
Office expense	1,206	2,921	1,983	4,100
Filing and registration	14,958	1,139	15,798	2,460
Amortization of website	8,919	-	17,838	-
General and administrative	20,982	-	29,647	-
TOTAL EXPENSES	89,428	5,560	144,791	12,070

LOSS FROM OPERATIONS	(89,428)	(5,560)	(144,791)	(12,070)

OTHER INCOME (EXPENSES)
Other income	-	-	1,081	-
Interest expense	(36,335)	(13,077)	(60,964)	(26,154)
Commitment fee	(125,000)	-	(243,331)	-
Amortization of debt discount	(64,714)	(4,917)	(89,737)	-
Gain (loss) on extinguishing debt	(624,463)	-	(624,463)	-
Derivative expense	-	-	-	(6,219)
Change in fair market value of derivative liability	(946,961)	730,333	(1,504,908)	463,020
TOTAL OTHER INCOME (EXPENSE)	(1,797,473)	712,339	(2,522,322)	430,647

GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,886,901)	706,779	(2,667,113)	418,577

PROVISION FOR INCOME TAXES	-	-	-	-

NET GAIN (LOSS)	$(1,886,901)	$706,779	$(2,667,113)	$418,577

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	-	-	-	-

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,886,901)	$706,779	$(2,667,113)	$418,577

NET GAIN (LOSS) PER SHARE: BASIC AND DILUTED	$(0.018)	$(0.01)	$(0.0255)	$(0.00)

TOTAL COMPREHENSIVE LOSS PER SHARE: BASIC AND DILUTED	$(0.018)	$(0.01)	(0.0255)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	104,720,537	89,005,255	104,720,537	89,005,250

See accompanying notes to financial statements.

STRAGENICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30, 2015	Six months ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,667,113)	$418,577
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	17,838	-
Amortization of debt discount	64,714	6,219
Change in fair market value of derivative liability	2,288,352	(463,020)
Debt Discount, net of amortization	(249,327)	-
Changes in assets and liabilities:
Increase in prepaid expenses	(16,125)	-
Increase (decrease) in accounts payable and accrued expenses	(17,237)	(5,536)
Increase in accrued interest	34,601	26,153
Net Cash Used in Operating Activities	(544,297)	(17,607)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(409)
Proceeds (Repayment) from promissory notes	175,000	5,000
Proceeds from convertible notes payable	282,750	15,000
Proceeds (Repayment) of convertible notes	(37,720)	-
Advances (Repayment) from shareholders	(14,000)	20

Common stock for note conversions and warrants	232,284	-
Net Cash Provided by Financing Activities	638,314	19,611

Fluctuation on foreign currency	-	-

NET INCREASE IN CASH	94,017	2,004

Cash and equivalents, beginning of period	104	-

Cash and equivalents, end of period	$94,121	$2,004

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

STRAGENICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

JUNE 30, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Stragenics considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2015 and December 31, 2014, respectively, the Company had $94,121 and $104 of cash, respectively.

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

JUNE 30, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2105 and December 31, 2014. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2015	Level I	Level II	Level III	Total

Derivative liability	$-	$2,660,638	$-	$2,660,638
Total liabilities	$-	$5,282,128	$-	$5,282,128

December 31, 2014	Level I	Level II	Level III	Total

Derivative liability	$-	$372,286	$-	$372,286
Total liabilities	$-	$2,754,996	$-	$2,754,996

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

JUNE 30, 2015

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2015.

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

STRAGENICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception, has an accumulated deficit of $5,777,619 as of June 30, 2015, has limited working capital, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – DUE TO RELATED PARTIES

During the period ended June 30, 2015 and for the year ended December 31, 2014, the Company received advances from the President of the Company in the net amount of $7,720 and $15,720. During the period ended June 30, 2015, the Company repaid $8,000 of those advances. The advances are non-interest bearing and due on demand.

NOTE 4 – PROMISSORY NOTES

The Company has amounts due to a former officer of the Company and another company controlled by the former president totaling $431,061 as of March 31, 2015. The loans are unsecured, non-interest bearing and due on demand.

Effective March 18, 2010, the Company entered into a line of credit agreement with a company owned by a former officer of the Company allowing for borrowings of up to $150,000 bearing interest at 8% per annum. The line of credit is unsecured and all borrowings plus interest are due on demand. The balance on the line of credit as of June 30, 2015 is $50,300.

The Company has an amount due of $30,555 to an unrelated party as of June 30, 2015. The amount is unsecured, non-interest bearing and due on demand.

The Company has an amount due of $4,500 in advances from an unrelated party. This advance has no specific terms of repayment, is unsecured and non-interest bearing.

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

JUNE 30, 2015

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $175,081 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of June 30, 2015 is $250,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $335,746 as of June 30, 2015.

(b) On April 13, 2010, the Company entered into a $250,000 draw down promissory note agreement with Paramount Trading Company, a non-related party. Amounts drawn on this credit facility bear interest at 8% per annum, are unsecured, and were due on April 13, 2011. Effective March 31, 2014, Paramount Trading Company assigned this note, along with accrued interest to Liberty Resources Ltd., whereby the principal balance of $250,000 and accrued interest of $59,001 were reclassified into a new principal balance of $309,001. During the period ended June 30, 2015, the current debt holder, Liberty Resources, Ltd., sold portions of the note (“Liberty Note”) to various parties. As a result the conversion terms for each sale changed from the original conversion terms thereby creating new notes each of which have varying conversion terms. As of June 30, 2015, the remaining balance on the note was $138,001 and a total of $42,083 was converted by the new holders. These notes, derived from the original Liberty note are as follows:

Effective April 2, 2015, LG Capital LLC acquired a $50,000 interest for $50,000 in the Liberty Note with conversion terms equal to 60% of the average of the five lowest trading days in the preceding 25 trading days including to the conversion date. The new note was considered an extinguishment of the prior note and a loss on extinguishment of $138,750 was recorded. The note holder converted $10,000 plus interest of this note to common stock during the three months ended June 30, 2015. The carrying value of the convertible debt as of June 30, 2015 is $40,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $77,181 as of June 30, 2015.

Effective May 5, 2015, JDF Capital, Inc., acquired a $56,000 interest for $56,000 in the Liberty Note with conversion terms equal to 50% of the average of the three lowest trading days in the 20 days prior to and including the conversion date. The new note was considered an extinguishment of the prior note and a loss on extinguishment of $115,328 was recorded. The carrying value of the convertible debt as of June 30, 2015 is $56,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $207,760 as of June 30, 2015.

Effective May 28, 2015, Black Forest Capital Inc., acquired a $53,500, interest for $53,500 in the Liberty Note with conversion terms equal to 40% of the lowest trading price in the 20 days prior to and including the conversion date. The new note was considered an extinguishment of the prior note and a loss on extinguishment of $165,356 was recorded. The note holder converted $7,000 plus interest of this note to common stock during the three months ended June 30, 2015. The carrying value of the convertible debt as of June 30, 2015 is $46,500. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $122,353 as of June 30, 2015.

Effective April 30, 2015, Tangiers Investment Group, LLC, acquired a $25,000, interest for $25,000 in the Liberty Note with conversion terms equal to 50% of the lowest trading price in the 20 days prior to and including the conversion date. The new note was considered an extinguishment of the prior note and a loss on extinguishment of $93,630 was recorded. The note holder converted $13,500 plus interest of this note to common stock during the three months ended June 30, 2015. The carrying value of the convertible debt as of June 30, 2015 is $11,500. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $31,405 as of June 30, 2015.

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

As of June 30, 2015, the outstanding balance is $788,472 (December 31, 2014 - $788,472). The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $190,274 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011.  The carrying value of the convertible debt as of June 30, 2015 is $788,472. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $1,058,963 as of June 30, 2015.

(d) Effective March 31, 2014, CapitalNordic Ltd., assigned two defaulted notes, plus accrued finance chafes and interest that it held to Neoventive LLC, in the collective amount of $9,200, derived from two defaulted promissory notes, dated September 10, 2013 and September 24, 2013, in the amounts of $3,000 and $5,000. The notes plus interest of $450 and $750 respectively were payable after 4 months. Upon the effectiveness of the assignment, both notes had interest at 6% and maintained the same conversion features. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at $0.01 price per share.

STRAGENICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

(e) Effective March 31, 2014, Laurag Associates S.A., assigned two defaulted notes, plus accrued interest that it held to Neoventive LLC, in the collective amount of $23,250 one dated August 31, 2012 in which the Company issued a 6% convertible note for proceeds of $20,000 to and the second dated March 12, 2013 in which the Company issued a 5% promissory note in the amount of $2,500. Upon the effectiveness of the assignment, both notes had interest at 6% and maintained the same conversion features. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to the market price of the stock as determined by taking the average trading price of the stock over the previous 30 days.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $1,407 with an equivalent discount on the convertible debt. The debt was fully accreted as of June 30, 2015.  The carrying value of the convertible debt as of June 30, 2015 is $23,250. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $14,876 as of June 30, 2015.

(f) On November 16, 2012 the Company issued a 6% convertible note for assumed accounts payable of $66,709 which matured on November 16, 2013. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at a conversion price per share equal to the market price of the stock as determined by taking the average trading price of the stock over the previous 30 days.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $1,410 with an equivalent discount on the convertible debt. On July 1, 2014, the conversion feature of the loan was modified from a variable conversion price to a fixed conversion price of $ 0.01 per share. As a result of the loan modification, the remaining derivative liability as of July 1, 2014 of $ 5,121 was recorded as a gain on modification of loan terms. A debt discount of $ 66,709 to recognize the value of the conversion feature, was recorded on July 1, 2014, which was fully amortized as of December 31, 2014. The carrying value of the convertible debt as of June 30, 2015 is $66,709.

STRAGENICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

(g) Effective January 2, 2015, the Company issued an 8% convertible note to KBM Worldwide Inc., for proceeds of $33,000 which matures on September 12, 2015. Among other terms, the holder may elect to convert, at any time after one hundred eighty days (180), any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 51% of the average of the three lowest days closing market prices during the fifteen day trading period immediately preceding the conversion date. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $45,531, with a discount on the convertible debt of $33,000 and a derivative expense of $12,531. The debt discount will be amortized over the life of the debt. The remaining discount was $11,122 of June 30, 2015. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $76,918 as of June 30, 2015.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $67,262, with a discount on the convertible debt of $44,000 and a derivative expense of $23,262. The debt discount will be amortized over the life of the debt. The remaining discount was $24,230 of June 30, 2015.

On May 15, 2015, the Company issued a 10% convertible note to Tangiers Investment Group LLC for proceeds of $13,250 under terms of the above borrowing agreement.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $9,752 with an equivalent discount on the convertible debt. The debt discount will be amortized over the life of the debt.  The derivative liability related to this note is recalculated each reporting period. The derivative liability was $127,478 as of June 30, 2015.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $160,997, with a discount on the convertible debt of $33,000 and a derivative expense of $127,997. The debt discount will be amortized over the life of the debt. The remaining discount was $18,578 as of June 30, 2015. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $72,601 as of June 30, 2015.

(j) On April 2, 2105, the Company issued an 8% convertible note to LG Capital Funding LLC, for proceeds of $60,000 which matures on October 1, 2015. Among other terms, the holder may elect to convert, at any time after one hundred eighty days (180), any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 40% of the average of the lowest trading price with a 20-day look back.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $183,317, with a discount on the convertible debt of $60,000 and a derivative expense of $123,317. The debt discount will be amortized over the life of the debt. The remaining discount was $45,041 as of June 30, 2015. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $115,369 as of June 30, 2015.

STRAGENICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

(k) Effective May 12, 2015, The Company entered into a 10% Convertible Promissory Note and Warrant Agreement with JDF Capital Inc. In accordance with the terms of the Note with JDF Capital Inc., the Company can borrow up to $330,000, of which the Company borrowed $61,600 on January 16, 2015 and with an additional $268,400 available for additional borrowings at JDF’s discretion after the initial $61,600. Each advance principal and interest is due 12 months from the applicable funding date. Warrants, with a term of 5 years, received are equal to 100% of the common stock shares eligible for conversion on the date of the initial funding with an exercise price equal 110% of the initial conversion price. The terms of conversion, among other terms, is equal to 50% of the average of the 3 lowest reported sale prices on the common stock for the 20 trading days immediately prior to the closing date of the financing or 50% of the average of the 3 lowest reported sale prices for the 20 days prior to the conversion date of the Note. The Warrant is exercisable at $.0238 per share over a five-year period and carries a valuation cost of $83,191.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $96,258, with a discount on the convertible debt of $61,600 and a derivative expense of $34,658. The debt discount will be amortized over the life of the debt. The remaining discount was $53,149 as of June 30, 2015. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $155,928 as of June 30, 2015.

(l) On June 2, 2015, the Company issued an 8% convertible note to Vis Vires Group Inc., for proceeds of $33,000 which matures on or about December 31, 2015. Among other terms, the holder may elect to convert, at any time after one hundred eighty days (180), any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 51% of the average of the three lowest days closing market prices during the fifteen day trading period immediately preceding the conversion date.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $34,297, with a discount on the convertible debt of $33,000 and a derivative expense of $1,297. The debt discount will be amortized over the life of the debt. The remaining discount was $25,544 as of June 30, 2015. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $80,367 as of June 30, 2015.

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

On December 1, 2014, the Company issued 5,000,000 shares of common stock for its acquisition of BakedAmerican.com at a valuation of $175,000. On April 1, 2015, the Company and the seller agreed to amend the purchase terms of the acquisition whereby the stock issued was returned and exchanged for a promissory note with a face value of $175,000. (See Note 9 - Subsequent Events.)

On December 30, 2014, the Company agreed to issue 4,221,600 shares of common stock for notes payable of $21, 108 plus an agreement to cancel the balance of notes payable and accrued interest in the amount of $59,669.

On January 16, 2015, the Company issued 1,618,752 shares of its common stock, at $.0731 per share as part of a commitment fee under the terms of an Equity Line of Credit Agreement.

On April 1, 2015, Tangiers Investment Group converted $7,500 of principal into 375,000 shares of common stock.

On April 22, 2015, the Company issued 1,918,944 shares of its common stock, at $.0731 per share as part of a commitment fee under the terms of an Equity Line of Credit Agreement.

On May 19, 2015, Tangiers Investment Group converted $6,000 of principal into 647,249 shares of common stock.

On May 22, 2015, LG Capital converted $10,000 of principal and $83 on interest into 730,038 shares of common stock.

On June 15, 2015, Black Forest Capital converted $7,000 of principal into 1,944,445 shares of common stock.

On June 15, 2015, Tangiers Investment Group converted $11,500 of principal into 4,259,259 shares of common stock.

As of June 30, 2015 there were 104,720,537 shares of common stock issued and outstanding.

STRAGENICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company had entered into a lease agreement for its corporate office, which called for monthly payments in the amount of approximately $225.00 on a month-to-month basis.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Subsequent to June 30, 2015, 104,767,648 shares of the Company’s common stock were issued to assignees holding certain amounts of the Liberty Resources, Ltd., note under specific conversion terms. These include: Tangiers Investment Group LLC converting 40,452,953 shares; LG Capital Funding LLC converting 4,336,500 shares; JDF Capital Inc., 15,944,444 shares; Black Forest Capital LLC converting 20,333,751 shares; Metropolis Capital Partners LLC converting 11,700,000 shares of common stock; and A&R Equity converting 12,000,000 shares. (See Note 5 – Convertible Notes, part (b).)

KBM Worldwide Inc., converted its promissory note, dated June 2, 2015 into 18,150,760 shares of the company’s common stock. As of July 21, 2105, this note is paid in full.

On July 1, 2015, the Company filed with the Secretary of State of Florida to amend its articles of Incorporation to increase the total authorized shares of common stock, par value $.0001 from 400,000,000 shares to 900,000,000.

On July 5, 2015 the Board of Directors authorized the creation of a Series A Preferred Stock from the Company’s authorized Preferred Stock, authorizing 10,000 shares. The Rights of Series A Preferred Stock, Stockholders and the Rules for Issuance:

Preferred Stock at the time of issuance.

Shares of Preferred stock may only by issued in exchange for the partial or full retirement of debt held by management, employees, consultants or those creditors that are designated, as voted upon by a majority of the Board of Directors, to receive Series A Preferred Stock. The number of Shares of Preferred stock to be issued to each qualified person (i.e. management, employee, consultant or creditor of the company), holding a Note shall be determined by the following formula: number of U.S. dollars = number of shares of Series A of debt retired Preferred stock to be issued (e.g.: US $ 1 of debt retired = 1 share of Series A Preferred Stock). If at least one share of Series A Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series A Preferred Stock at any given time, regardless of their number, have voting rights equal to 75% of the number of shares of Common Stock issued and outstanding at the time of any vote of shareholders.

Voting Rights of Series A Preferred Stock.

Each individual share of Series A Preferred stock shall have the voting rights equal to 75% of the number of shares of Common Stock issued and outstanding at the time of any vote of shareholders, divided by the number of shares of series A Preferred Shares which are issued and outstanding at the time of the vote.

On July 10, 2015 the Company issued 10,000 shares of Series A Preferred Stock, $.0001 par value to its President in exchange for $10,000 in unpaid compensation.

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

Sales and Marketing

We are following a similar model to other information/directory portal sites, in that we recognize that consumers are strongly influenced by, and make decisions based upon, local directory listings and advertising and that local advertising is moving toward online research conducted by consumers and as such, local businesses are spending more advertising dollars on media and online sources. Our approach further includes utilizing state of the art techniques and tools to optimize Internet Marketing to improve our on-line exposure to interested visitors and consumers.

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

Competition

The largest consumer review site Yelp is the most significant competition for any online review website, including medical marijuana and consumer cannabis industries and can affect any company in the market. However, to date Yelp has limited involvement in this market segment. Others, such as leafly.com and weedmaps.com, have significant penetration into the market and competing with these companies will require us to provide a relevant and quality experience, in addition to providing access to vital and usable information. Leafly.com has indicated that they received over 2.5 million unique visitors per month and recorded revenue of close to $4 million in 2013. According to a Pitchbook report, Privateer Holdings — the Seattle-based company behind Leafly, — raised its last round of capital of $75 million at a $415 million pre-money valuation. According to Inc.com, Weedmaps.com has 65 employees and $30 million in annual revenue.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	December 31,
	2015$	2014$
Current Assets	110,246	104
Current Liabilities	5,282,128	2,754,996
Working Capital Deficit	(5,171,882)	(2,754,892)

Cash Flows

	Six months ended June 30, 2015 $	Six months ended June 30, 2014 $
Cash Flows (used in) Operating Activities	(544,297)	(17,607)
Cash Flows provided by Investing Activities	-	-
Cash Flows provided by Financing Activities	638,314	19,611
Exchange rate effect on cash	-	-
Net Increase in Cash During Period	94,017	2,004

For the three-month period ended June 30, 2015

Operating Revenues

Operating revenues for the three-month period ended June 30, 2015 were $nil.

Operating revenues for the three-month period ended June 30, 2014 were $nil.

Operating Expenses and Net Loss

Operating expenses, including other income (expenses), for the three months ended June 30, 2015 were $1,886,901, which is comprised of professional fees of $15,250, consulting fees of $13,113, executive compensation of $15,000, office expenses of $1,206, travel expenses of $960, filing and registration fees of $14,958, general and administrative costs of $16,022, financing commissions of $4,000, interest expense of $36,335, amortization of acquired website of $8,919, amortization of debt discount costs of $64,714, line of credit commitment fees of $125,000 a loss on the extinguishing of debt totaling $624,463 and an increase in cost associated with the fair market value of the derivative liability of $946,961.

Operating expenses, including other income (expenses), for the three months ended June 30, 2014 were $23,554, which is comprised of professional fees of $1,500, office expenses of $2,921, filing and registration fees of $1,139, interest expense of $13,077 and amortization of debt discount of $4,917. These expenses were offset by a gain from the change in fair market value of the derivative liability of $730,333.

For the six-month period ended June 30, 2015

Operating Revenues

Operating revenues for the six-month period ended June 30, 2015 were $nil.

Operating revenues for the six-month period ended June 30, 2014 were $nil.

Operating Expenses and Net Loss

Operating expenses, including other income (expenses), for the six months ended June 30, 2015 were $2,667,113, which is comprised of professional fees of $25,250, consulting fees of $24,275, executive compensation of $30,000, office expenses of $1,983, travel expenses of $3,838, filing and registration fees of $15,798, financing commissions of $24,278, general and administrative expense of $1,531, interest expense of $60,964, amortization of acquired website of $17,838, amortization of debt discount costs or $89,737, line of credit commitment fees of $243,331, a loss on extinguishing of debt totaling $624,463 and an increase is costs associated with the fair market value of the derivative liability of $1,504,908, partially offset by other income of $1,081.

Operating expenses, including other income (expenses), for the six months ended June 30, 2014 were $44,443, which is comprised of professional fees of $5,510, office expenses of $4,100, filing and registration fees of $2,460, interest expense of $26,154 and amortization of debt discount of $6,219. These expenses were offset by a gain from the change in fair market value of the derivative liability of $463,020.

Liquidity and Capital Resources

As of June 30, 2015 and December 31, 2014, the Company’s cash balance was $94,121 and $104, respectively.  As of June 30, 2015, the total asset balance was $264,435.

As of June 30, 2015, the Company had total liabilities of $5,282,128 compared with total liabilities of $2,754,996 as of December 31, 2014. The increase in total liabilities is mainly attributed to an increase in derivative liabilities, along with increases in convertible notes payable and accrued interest.

As of June 30, 2015, the Company had a working capital deficit of $5,171,882 compared to a deficit of $2,754,892 as of December 31, 2014.

Cash flows from Operating Activities

During the period ended June 30, 2015, the Company used cash of $544,297 from operating activities compared to $17,607 of cash used by operating activities during the period ended June 30, 2014.

Cash flows from Investing Activities

During the period ended June 30, 2015, the Company used $nil of cash from investing activities compared to $nil for the period ended June 30, 2014.

Cash flows from Financing Activities

During the period ended June 30, 2015, the Company had net Financing Activities of $638,314, consisting of a $175,000 note issued for an asset acquisition, $282,750 of cash from note proceeds, repayment of $14,000 in prior debt, and net repayment of convertible notes of $37,720, common stock and warrant issuances of $232,284, as compared to $19,611 in net note proceeds for the period ended June 30, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 16, 2015, and on April 22, 2015 the Company issued 1,618,752 and 1,918,944 shares of its common stock, at $.0731 and $.07 per share, respectively as a commitment fee under the terms of an Equity Line of Credit Agreement.

On April 1, 2015, Tangiers Investment Group converted $7,500 of principal into 375,000 shares of common stock.

On May 19, 2015, Tangiers Investment Group converted $6,000 of principal into 647,249 shares of common stock.

On May 22, 2015, LG Capital converted $10,000 of principal and $83 on interest into 730,038 shares of common stock. On June 15, 2015, Black Forest Capital converted $7,000 of principal into 1,944,445 shares of common stock. On June 15, 2015, Tangiers Investment Group converted $11,500 of principal into 4,259,259 shares of common stock.

Subsequent to June 30, 2015, 104,767,648 shares of the Company’s common stock were issued to assignees holding certain amounts of the Liberty Resources, Ltd., note under specific conversion terms. These include: Tangiers Investment Group LLC converting 40,452,953 shares; LG Capital Funding LLC converting 4,336,500 shares; JDF Capital Inc., converting 15,944,444 shares; Black Forest Capital LLC converting 20,333,751 shares; Metropolis Capital Partners LLC converting 11,700,000 shares of common stock; and A&R Equity converting 12,000,000 shares.

KBM Worldwide Inc., converted its promissory note, dated June 2, 2015 into 18,150,760 shares of the company’s common stock. As of July 21, 2105, this note is paid in full.

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

STRAGENICS, INC.

Dated: August 31, 2015	By:	/s/ Alan W. Grofe
Alan W. Grofe
Title: President, Chief Executive Officer, Secretary & Treasurer

