Form 10-Q
period 2015-09-30
STRAGENICS, INC.
filed 2015-11-24
CIK 1456993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2015 the registrant had 424,944,363 shares of common stock, par value $.0001 per share issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STRAGENICS, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2015

STRAGENICS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and equivalents	$40,915	$104
Prepaid expenses	9,563	-
Total Current Assets	50,478	104
Other Assets
Intellectual Property, (less accumulated amortization of $29,730)	145,270	172,027
Total Other Assets	145,270	-
TOTAL ASSETS	$195,748	$172,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	105,127	139,525
Accrued interest	306,626	242,917
Convertible notes payable, net of discount of $184,614 (2014 - $0)	1,355,786	1,446,632
Derivative liability	1,650,554	372,286

Advances from officer	-	15,720
Loans payable	686,916	531,916
Advances from shareholder	4,500	6,000
Total Liabilities	4,109,509	2,754,996

Stockholders’ Deficit
Preferred Stock Authorized: 100,000,000 preferred shares.10,000 shares Series A, issued and outstanding at September 30, 2015 and -0- at December 31, 2014	10,000	-
Common Stock, 900,000,000 shares of common stock with par value of $.0001; 424,944,363 shares of common stock issued and outstanding at September 30, 2015 and (98,226,850) - December 31, 2014	42,685	9,823
Additional paid in capital	1,165,495	516,984
Accumulated other comprehensive loss	835	835
Accumulated deficit	(5,132,776)	(3,110,507)
Total Stockholders’ Deficit	(3,913,761)	(2,582,865)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$195,748	$172,131

See accompanying notes to financial statements.

STRAGENICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014

REVENUES	$-	$-	$-	$-

EXPENSES
Professional fees	4,000	14,385	25,250	19,895
Consulting fees	17,303	-	41,578	-
Compensation	15,000	-	45,000	-
Office expense	2,969	7	6,193	4,107
Filing and registration	2,072	139	17,870	2,599
Amortization of website	8,919	-	26,757	-
General and administrative	10,544	-	42,949	-
TOTAL EXPENSES	60,807	14,531	205,597	26,601

LOSS FROM OPERATIONS	(60,807)	(14,531)	(205,597)	(26,601)

OTHER INCOME (EXPENSES)
Other income	7,000	-	8,081	-
Interest expense	(30,690)	(13,077)	(91,654)	(39,230)
Commitment fee	-	-	(243,331)	-
Amortization of debt discount	-	(71,626)	(89,737)	(77,845)
Gain (loss) on extinguishing debt	(6,325)	5,121	(518,890)	5,121
Derivative expense	-	-	-	-
Change in fair market value of derivative liability	735,664	(872,648)	(881,142)	(409,628)
TOTAL OTHER INCOME (EXPENSE)	705,649	(952,230)	(1,816,673)	(521,582)

GAIN (LOSS) BEFORE PROVISION FOR INCOME TAXES	644,842	(966,761)	(2,022,270)	(548,183)

PROVISION FOR INCOME TAXES	-	-	-	-

NET GAIN (LOSS)	$644,842	$(966,761)	$(2,022,270)	$(548,183)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	-	-	-	-

TOTAL COMPREHENSIVE INCOME (LOSS)	$644,842	$(966,761)	$(2,022,270)	$(548,183)

NET GAIN (LOSS) PER SHARE: BASIC AND DILUTED	$(0.006)	$(0.01)	$(0.02)	$(0.01)

TOTAL COMPREHENSIVE LOSS PER SHARE: BASIC AND DILUTED	$(0.006)	$(0.01)	(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	104,720,537	89,005,255	104,720,537	89,005,250

See accompanying notes to financial statements.

STRAGENICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,022,270)	$(548,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	26,757	-
Amortization of debt discount	-	-
Change in fair market value of derivative liability	1,278,268	409,628
Debt Discount, net of amortization	(184,614)	77,845
Gain on modification of loan	-	(5,121)
Changes in assets and liabilities:
Increase in prepaid expenses	(9,563)	-
Increase (decrease) in accounts payable and accrued expenses	(34,398)	(4,115)
Increase in accrued interest	63,709	39,230
Net Cash Used in Operating Activities	(882,111)	(30,716)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(409)
Proceeds (Repayment) from promissory notes	175,000	5,000
Proceeds from convertible notes payable	93,819	15,000
Proceeds (Repayment) of convertible notes	-	-
Advances (Repayment) from shareholders	(37,270)	13,270
Preferred stock issued for debt	10,000
Common stock for note conversions and warrants	681,373	-
Net Cash Provided by Financing Activities	922,922	32,861

Fluctuation on foreign currency	-	-

NET INCREASE IN CASH	40,811	2,145

Cash and equivalents, beginning of period	104	-

Cash and equivalents, end of period	$40,915	$2,145

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

STRAGENICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Stragenics considers all highly liquid investments with maturities of three months or less to be cash equivalents. At September 30, 2015 and December 31, 2014, respectively, the Company had $40,915 and $104 of cash, respectively.

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

SEPTEMBER 30, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2105 and December 31, 2014. As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2015	Level I	Level II	Level III	Total

Derivative liability	$-	$1,650,554	$-	$1,650,554
Total liabilities	$-	$4,109,509	$-	$4,109,509

December 31, 2014	Level I	Level II	Level III	Total

Derivative liability	$-	$372,286	$-	$372,286
Total liabilities	$-	$2,754,996	$-	$2,754,996

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

SEPTEMBER 30, 2015

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2015.

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

STRAGENICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception, has an accumulated deficit of $3,913,761 as of September 30, 2015, has limited working capital, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – DUE TO RELATED PARTIES

During the period ended September 30, 2015 and for the year ended December 31, 2014, the Company received advances from the President of the Company in the net amount of $7,720 and $15,720. During the period ended September 30, 2015, the Company repaid these advances. The advances are non-interest bearing and due on demand.

NOTE 4 – PROMISSORY NOTES

The Company has amounts due to a former officer of the Company and another company controlled by the former president totaling $431,061 as of September 30, 2015. The loans are unsecured, non-interest bearing and due on demand.

Effective March 18, 2010, the Company entered into a line of credit agreement with a company owned by a former officer of the Company allowing for borrowings of up to $150,000 bearing interest at 8% per annum. The line of credit is unsecured and all borrowings plus interest are due on demand. The balance on the line of credit as of September 30, 2015 is $50,300.

The Company has an amount due of $30,555 to an unrelated party as of September 30, 2015. The amount is unsecured, non-interest bearing and due on demand.

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

SEPTEMBER 30, 2015

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversions feature of $175,081 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011. The carrying value of the convertible debt as of September 30, 2015 is $250,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $335,746 as of September 30, 2015.

(b) On April 13, 2010, the Company entered into a $250,000 draw down promissory note agreement with Paramount Trading Company, a non-related party. Amounts drawn on this credit facility bear interest at 8% per annum, are unsecured, and were due on April 13, 2011. Effective March 31, 2014, Paramount Trading Company assigned this note, along with accrued interest to Liberty Resources Ltd., whereby the principal balance of $250,000 and accrued interest of $59,001 were reclassified into a new principal balance of $309,001. During the period ended September 30, 2015, the current debt holder, Liberty Resources, Ltd., sold portions of the note (“Liberty Note”) to various parties. As a result the conversion terms for each sale changed from the original conversion terms thereby creating new notes each of which have varying conversion terms. As of September 30, 2015, the remaining balance on the note was $128,001 and a total of $52,083 was converted by the new holders. These notes, derived from the original Liberty note are as follows:

Effective April 2, 2015, LG Capital LLC acquired a $50,000 interest for $50,000 in the Liberty Note with conversion terms equal to 60% of the average of the five lowest trading days in the preceding 25 trading days including to the conversion date. The new note was considered an extinguishment of the prior note and a loss on extinguishment of $138,750 was recorded. The note holder converted $10,000 plus interest of this note to common stock during the three months ended June 30, 2015. The carrying value of the convertible debt as of September 30, 2015 is $40,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $77,181 as of June 30, 2015.

Effective May 5, 2015, JDF Capital, Inc., acquired a $56,000 interest for $56,000 in the Liberty Note with conversion terms equal to 50% of the average of the three lowest trading days in the 20 days prior to and including the conversion date. The new note was considered an extinguishment of the prior note and a loss on extinguishment of $115,328 was recorded. The carrying value of the convertible debt as of September 30, 2015 is $56,000. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $207,760 as of September 30, 2015.

Effective May 28, 2015, Black Forest Capital Inc., acquired a $53,500, interest for $53,500 in the Liberty Note with conversion terms equal to 40% of the lowest trading price in the 20 days prior to and including the conversion date. The new note was considered an extinguishment of the prior note and a loss on extinguishment of $165,356 was recorded. The note holder converted $7,000 plus interest of this note to common stock during the three months ended September 30, 2015. The carrying value of the convertible debt as of September 30, 2015 is $46,500. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $122,353 as of September 30, 2015.

Effective April 30, 2015, Tangiers Investment Group, LLC, acquired a $25,000, interest for $25,000 in the Liberty Note with conversion terms equal to 50% of the lowest trading price in the 20 days prior to and including the conversion date. The new note was considered an extinguishment of the prior note and a loss on extinguishment of $93,630 was recorded. The note holder converted $13,500 plus interest of this note to common stock during the three months ended September 30, 2015. The carrying value of the convertible debt as of September 30, 2015 is $11,500. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $31,405 as of September 30, 2015.

Effective July 7, 2015, Metropolis Capital Partners, LLC, acquired a $20,000, interest for $20,000 in the Liberty Note with conversion terms equal to 50% of the lowest trading price in the 20 days prior to and including the conversion date. The new note was considered an extinguishment of the prior note and a loss on extinguishment of $ was recorded. The note holder converted $19,550 of this note to common stock during the three months ended September 30, 2015. The carrying value of the convertible debt as of September 30, 2015 is $720. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $-0- as of September 30, 2015.

Effective July 1, 2015, A&R Equity Management, LLC, acquired a $40,000 interest for $20,000 in the Liberty Note with conversion terms equal to 50% of the lowest trading price in the 20 days prior to and including the conversion date. The new note was considered an extinguishment of the prior note and a loss on extinguishment of $ was recorded. The note holder converted $9,600 of this note to common stock during the three months ended September 30, 2015. The carrying value of the convertible debt as of September 30, 2015 is $41,536. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $41,536 as of September 30, 2015.

STRAGENICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

As of September 30, 2015, the outstanding balance is $788,472 (December 31, 2014 - $788,472). The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $190,274 with an equivalent discount on the convertible debt. The debt was fully accreted as of December 31, 2011.  The carrying value of the convertible debt as of September 30, 2015 is $788,472. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $1,058,963 as of September 30, 2015.

(d) Effective March 31, 2014, CapitalNordic Ltd., assigned two defaulted notes, plus accrued finance charges and interest that it held to Neoventive LLC, in the collective amount of $9,200, derived from two defaulted promissory notes, dated September 10, 2013 and September 24, 2013, in the amounts of $3,000 and $5,000. The notes plus interest of $450 and $750 respectively were payable after 4 months. Upon the effectiveness of the assignment, both notes had interest at 6% and maintained the same conversion features. The holder may elect to convert, at any time, any amount outstanding into shares of common stock of the Company at $0.01 price per share.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $1,407 with an equivalent discount on the convertible debt. The debt was fully accreted as of September 30, 2015.  The carrying value of the convertible debt as of September 30, 2015 is $23,250. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $14,876 as of September 30, 2015.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $1,410 with an equivalent discount on the convertible debt. On July 1, 2014, the conversion feature of the loan was modified from a variable conversion price to a fixed conversion price of $ 0.01 per share. As a result of the loan modification, the remaining derivative liability as of July 1, 2014 of $ 5,121 was recorded as a gain on modification of loan terms. A debt discount of $ 66,709 to recognize the value of the conversion feature, was recorded on July 1, 2014, which was fully amortized as of December 31, 2014. The carrying value of the convertible debt as of September 30, 2015 is $66,709.

STRAGENICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

(g) Effective January 2, 2015, the Company issued an 8% convertible note to KBM Worldwide Inc., for proceeds of $33,000 which matures on September 12, 2015. Among other terms, the holder may elect to convert, at any time after one hundred eighty days (180), any amount outstanding into shares of common stock of the Company at a conversion price per share equal to 51% of the average of the three lowest days closing market prices during the fifteen day trading period immediately preceding the conversion date. The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $45,531, with a discount on the convertible debt of $33,000 and a derivative expense of $12,531. The debt discount will be amortized over the life of the debt. The remaining discount was $11,122 of September 30, 2015. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $76,918 as of September 30, 2015.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $67,262, with a discount on the convertible debt of $44,000 and a derivative expense of $23,262. The debt discount will be amortized over the life of the debt. The remaining discount was $24,230 of September 30, 2015.

On May 15, 2015, the Company issued a 10% convertible note to Tangiers Investment Group LLC for proceeds of $13,250 under terms of the above borrowing agreement.

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $9,752 with an equivalent discount on the convertible debt. The debt discount will be amortized over the life of the debt.  The derivative liability related to this note is recalculated each reporting period. The derivative liability was $127,478 as of September 30, 2015.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $160,997, with a discount on the convertible debt of $33,000 and a derivative expense of $127,997. The debt discount will be amortized over the life of the debt. The remaining discount was $18,578 as of June 30, 2015. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $72,601 as of September 30, 2015.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $183,317, with a discount on the convertible debt of $60,000 and a derivative expense of $123,317. The debt discount will be amortized over the life of the debt. The remaining discount was $45,041 as of June 30, 2015. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $115,369 as of September 30, 2015.

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

STRAGENICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $96,258, with a discount on the convertible debt of $61,600 and a derivative expense of $34,658. The debt discount will be amortized over the life of the debt. The remaining discount was $53,149 as of June 30, 2015. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $155,928 as of September 30, 2015.

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

The Company was required to classify the conversion feature contained within the convertible debt as a derivative liability. As such, the Company recorded a derivative liability related to the convertible debt equal to the estimated fair value of the conversion feature of $34,297, with a discount on the convertible debt of $33,000 and a derivative expense of $1,297. The debt discount will be amortized over the life of the debt. The remaining discount was $25,544 as of June 30, 2015. The derivative liability related to this note is recalculated each reporting period. The derivative liability was $80,367 as of September 30, 2015.

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

On July 1, 2015, the Company amended its Articles of Incorporation to increase the total authorized shares of common stock, par value $.0001 from 400,000,000 shares to 900,000,000 shares.

On July 5, 2015 the Board of Directors authorized the creation of a Series A Preferred Stock from the Company’s authorized Preferred Stock, authorizing 10,000 shares. The Rights of Series A Preferred Stock, Stockholders and the Rules for Issuance:

Preferred Stock at the time of issuance.

Shares of Preferred stock may only be issued in exchange for the partial or full retirement of debt held by management, employees, consultants or those creditors that are designated, as voted upon by a majority of the Board of Directors, to receive Series A Preferred Stock. The number of Shares of Preferred stock to be issued to each qualified person (i.e. management, employee, consultant or creditor of the company), holding a Note shall be determined by the following formula: number of U.S. dollars = number of shares of Series A of debt retired Preferred stock to be issued (e.g.: US $ 1 of debt retired = 1 share of Series A Preferred Stock). If at least one share of Series A Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series A Preferred Stock at any given time, regardless of their number, have voting rights equal to 75% of the number of shares of Common Stock issued and outstanding at the time of any vote of shareholders.

Voting Rights of Series A Preferred Stock.

Each individual share of Series A Preferred stock shall have the voting rights equal to 75% of the number of shares of Common Stock issued and outstanding at the time of any vote of shareholders, divided by the number of shares of series A Preferred Shares which are issued and outstanding at the time of the vote.

On December 1, 2014, the Company issued 5,000,000 shares of common stock for its acquisition of BakedAmerican.com at a valuation of $175,000. On April 1, 2015, the Company and the seller agreed to amend the purchase terms of the acquisition whereby the stock issued was returned and exchanged for a promissory note with a face value of $175,000. (See Note 4 – Promissory Notes.)

On December 30, 2014, the Company agreed to issue 4,221,600 shares of common stock for notes payable of $21,108 plus an agreement to cancel the balance of notes payable and accrued interest in the amount of $59,669.

STRAGENICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 6 – COMMON STOCK (CONTINUED)

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

On June 15, 2015, Black Forest Capital converted $7,000 of principal into 1,944,445 shares of common stock.

On June 15, 2015, Tangiers Investment Group converted $11,500 of principal into 4,259,259 shares of common stock.

On July 10, 2015 the Company issued 10,000 shares of Series A Preferred Stock, $.0001 par value to its President in exchange for $10,000 in unpaid compensation and expenses.

From July 1, 2015 through September 30, 2015, the Company issued 322,142,768 shares of common stock under terms of various debt conversion agreements. These include

Date	Noteholder	Conversion Amt.	Conv. Rate	Shares
7/7/15	Black Forest Capital LLC	10,000	0.0024	4,166,667
7/7/15	Metropolis Capital Partners LLC	7,560	0.0014	5,400,000
7/8/15	KBM Worldwide Inc.	11,445	0.002297992	4,980,435
7/9/15	JDF Capital Inc.	10,000	0.00225	4,444,444
7/14/15	KBM Worldwide Inc.	9,465	0.0019	4,981,579
7/15/15	LG Capital Funding LLC	10,199	0.002352	4,336,500
7/15/15	Black Forest Capital LLC	8,907	0.00144	6,185,417
7/20/15	KBM Worldwide Inc.	9,465	0.0019	4,981,579
7/20/15	Tangiers Investment Group LLC	11,000	0.0012	9,166,667
7/20/15	Metropolis Capital Partners LLC	7,560	0.0012	6,300,000
7/21/15	JDF Capital Inc.	6,250	0.00125	5,000,000
7/21/15	KBM Worldwide Inc.	3,935	0.0012	3,279,167
7/22/15	A&R Equity Management LLC	9,600	0.0008	12,000,000
7/31/15	JDF Capital Inc.	4,420	0.00068	6,500,000
7/31/15	Tangiers Investment Group LLC	9,250	0.0007	13,214,286
8/4/15	Black Forest Capital LLC	5,989	0.0006	9,981,667
8/8/15	Tangiers Investment Group LLC	8,100	0.00045	18,000,000
8/17/15	Black Forest Capital LLC	1,252	0.00011	11,380,000
8/20/15	Tangiers Investment Group LLC	2,080	0.0001	20,800,000
8/20/15	Metropolis Capital Partners LLC	1,190	0.0001	11,900,000
3-Sep	Black Forest Capital LLC	1,484	0.00011	13,490,000
9/4/15	JDF Capital Inc.	1,333	0.00011587	11,500,000
9/4/15	LG Capital Funding LLC	2,083	0.000156	13,351,730
9/8/15	Tangiers Investment Group LLC	2,690	0.0001	26,900,000
9/15/15	Vis Vires Group Inc.	1,045	0.0001	10,450,000
9/19/15	Vis Vires Group Inc.	1,045	0.0001	10,450,000
9/22/15	Vis Vires Group Inc.	1,045	0.0001	10,450,000
9/24/15	Vis Vires Group Inc.	1,045	0.0001	10,450,000
9/30/15	Vis Vires Group Inc.	1,045	0.0001	10,450,000
9/30/15	Tangiers Investment Group LLC	3,577	0.000095	37,652,632

		164,059		322,142,770

As of September 30, 2015 there were 424,944,363 shares of common stock issued and outstanding.

STRAGENICS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Subsequent to September 30, 2015, 569,175,637 shares of the Company’s common stock were issued to assignees holding certain amounts of the Liberty Resources, Ltd., note under specific conversion terms. These include: Tangiers Investment Group LLC converting 220,700,000 shares; JDF Capital Inc., 17,000,000 shares; and Black Forest Capital LLC converting 190,750,637 shares. Vis Vires Group, Inc., converted 140,725,000 shares of common stock from two notes it held directly from the Company. (See Note 5 – Convertible Notes)

On October 1, 2015, the Company filed with the Secretary of State of Florida to amend its articles of Incorporation to increase the total authorized shares of common stock, par value $.0001 from 900,000,000 shares to 3,500,000,000.

On October 10, 2015 the Company issued 1,000,000,000 to its Chief Executive Officer as compensation to adjust his ownership position.

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31,
	2015 $	2014 $
Current Assets	50,478	104
Current Liabilities	4,109,509	2,754,996
Working Capital Deficit	(4,059,031)	(2,754,892)

Cash Flows

	Nine months ended September 30, 2015 $	Nine months ended September 30, 2014 $
Cash Flows (used in) Operating Activities	(882,111)	(30,716)
Cash Flows provided by Investing Activities	-	-
Cash Flows provided by Financing Activities	922,922	32,861
Exchange rate effect on cash	-	-
Net Increase in Cash During Period	40,811	2,145

For the three-month period ended September 30, 2015

Operating Revenues

Operating revenues for the three-month period ended September 30, 2015 were $nil.

Operating revenues for the three-month period ended September 30, 2014 were $nil.

Operating Expenses and Net Loss

Operating expenses, including other expenses, for the three months ended September 30, 2015 were $97,822, which is comprised of professional fees of $4,000, consulting fees of $17,303, executive compensation of $15,000, office expenses of $2,969, filing and registration fees of $2,072, general and administrative costs of $10,544, interest expense of $30,690, amortization of acquired website of $8,919, and amortization of debt discount costs of $6,325, which were offset by a gain of $7,000 on extinguishing a debt a $735,664 reduction in the carrying cost off the fair market value of the derivative liability.

Operating expenses, including other income (expenses), for the three months ended September 30, 2014 were $966,761, which is comprised of professional fees of $14,385, office expenses of $7, filing and registration fees of $139, interest expense of $13,077 and amortization of debt discount of $71,626 and a change in fair market value of the derivative liability of $872,648.

For the nine-month period ended September 30, 2015

Operating Revenues

Operating revenues for the nine-month period ended September 30, 2015 were $nil.

Operating revenues for the nine-month period ended September 30, 2014 were $nil.

Operating Expenses and Net Loss

Operating expenses, including other income (expenses), for the nine months ended September 30, 2015 were $2,022,270, which is comprised of professional fees of $25,250, consulting fees of $41,578, executive compensation of $45,000, office expenses of $6,193, filing and registration fees of $17,870, general and administrative expense of $42,949, interest expense of $91,654, amortization of acquired website of $26,757, amortization of debt discount costs or $89,737, line of credit commitment fees of $243,331, a loss on extinguishing of debt totaling $518,890 and an increase is costs associated with the fair market value of the derivative liability of $881,142, partially offset by other income of $8,081.

Operating expenses, including other income (expenses), for the nine months ended September 30, 2014 were $548,183, which is comprised of professional fees of $19,895, office expenses of $4,107, filing and registration fees of $2,599, interest expense of $39,230, change in fair market value of derivative liability of $409,628 and amortization of debt discount of $77,845. Partially offset by gain on extinguishing debt $5,121.

Liquidity and Capital Resources

As of September 30, 2015 and December 31, 2014, the Company’s cash balance was $40,915 and $104, respectively.  As of September 30, 2015, the total asset balance was $195,748.

As of September 30, 2015, the Company had total liabilities of $4,109,509 compared with total liabilities of $2,754,996 as of December 31, 2014. The increase in total liabilities is mainly attributed to an increase in derivative liabilities, along with increases in convertible notes payable and accrued interest.

As of September 30, 2015, the Company had a working capital deficit of $4,059,031 compared to a deficit of $2,754,892 as of December 31, 2014.

Cash flows from Operating Activities

During the period ended September 30, 2015, the Company used cash of $882,111 from operating activities compared to $30,716 of cash used by operating activities during the period ended September 30, 2014.

Cash flows from Investing Activities

During the period ended September 30, 2015, the Company used $nil of cash from investing activities compared to $nil for the period ended September 30, 2014.

Cash flows from Financing Activities

During the period ended September 30, 2015, the Company had net Financing Activities of $922,922, consisting of a $175,000 note issued for an asset acquisition, $93,819, net cash from note proceeds, repayment of $37,270 in prior debt, preferred stock, common stock and warrant issuances of $691,373, as compared to $20,000 in net note proceeds for the period ended September 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September  30, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

From July 1, 2015 through September 30, 2015, the Company issued 322,142,768 shares of common stock under terms of various debt conversion agreements in exchange for the retirement of $164,059 of debt. These include:

Date	Noteholder	Conversion Amt.	Conv. Rate	Shares
7/7/15	Black Forest Capital LLC	10,000	0.0024	4,166,667
7/7/15	Metropolis Capital Partners LLC	7,560	0.0014	5,400,000
7/8/15	KBM Worldwide Inc.	11,445	0.002297992	4,980,435
7/9/15	JDF Capital Inc.	10,000	0.00225	4,444,444
7/14/15	KBM Worldwide Inc.	9,465	0.0019	4,981,579
7/15/15	LG Capital Funding LLC	10,199	0.002352	4,336,500
7/15/15	Black Forest Capital LLC	8,907	0.00144	6,185,417
7/20/15	KBM Worldwide Inc.	9,465	0.0019	4,981,579
7/20/15	Tangiers Investment Group LLC	11,000	0.0012	9,166,667
7/20/15	Metropolis Capital Partners LLC	7,560	0.0012	6,300,000
7/21/15	JDF Capital Inc.	6,250	0.00125	5,000,000
7/21/15	KBM Worldwide Inc.	3,935	0.0012	3,279,167
7/22/15	A&R Equity Management LLC	9,600	0.0008	12,000,000
7/31/15	JDF Capital Inc.	4,420	0.00068	6,500,000
7/31/15	Tangiers Investment Group LLC	9,250	0.0007	13,214,286
8/4/15	Black Forest Capital LLC	5,989	0.0006	9,981,667
8/8/15	Tangiers Investment Group LLC	8,100	0.00045	18,000,000
8/17/15	Black Forest Capital LLC	1,252	0.00011	11,380,000
8/20/15	Tangiers Investment Group LLC	2,080	0.0001	20,800,000
8/20/15	Metropolis Capital Partners LLC	1,190	0.0001	11,900,000
3-Sep	Black Forest Capital LLC	1,484	0.00011	13,490,000
9/4/15	JDF Capital Inc.	1,333	0.00011587	11,500,000
9/4/15	LG Capital Funding LLC	2,083	0.000156	13,351,730
9/8/15	Tangiers Investment Group LLC	2,690	0.0001	26,900,000
9/15/15	Vis Vires Group Inc.	1,045	0.0001	10,450,000
9/19/15	Vis Vires Group Inc.	1,045	0.0001	10,450,000
9/22/15	Vis Vires Group Inc.	1,045	0.0001	10,450,000
9/24/15	Vis Vires Group Inc.	1,045	0.0001	10,450,000
9/30/15	Vis Vires Group Inc.	1,045	0.0001	10,450,000
9/30/15	Tangiers Investment Group LLC	3,577	0.000095	37,652,632

		164,059		322,142,768

Subsequent to September 30, 2015, 569,175,637 shares of the Company’s common stock were issued to assignees holding certain amounts of the Liberty Resources, Ltd., note under specific conversion terms. These include: Tangiers Investment Group LLC converting 220,700,000 shares; JDF Capital Inc., 17,000,000 shares; and Black Forest Capital LLC converting 190,750,637 shares. Vis Vires Group, Inc., converted 140,725,000 shares of common stock from two notes it held directly from the Company.

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

STRAGENICS, INC.

Dated: November 23, 2015	By:	/s/ Alan W. Grofe
	Name:	Alan W. Grofe
	Title:	President, Chief Executive Officer, Secretary & Treasurer

